Form 10KSB
period 2002-12-31
IVISION GROUP LTD
filed 2003-07-22
CIK 1099332

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31st, 2002

                                                        OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________to__________

         Commission File No.   0-28823
                             ------------------------

                               IVISION GROUP, LTD.
                               -------------------
             (Exact name of Registrant as specified in its charter)

         NEVADA                                  98-0368586
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

Les Tours Triomphe 2500 Daniel-Johnson Blvd.
Suite 1108
Laval, (Quebec) Canada                              H7T 2P6
----------------------------------------            -----------------
(Address of principal executive offices)            (Postal Code)

Registrant's telephone number, including area code (450) 686-6993
                                                  ---------------

Securities registered pursuant to Section 12 (b) of the Act: NONE
Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for 2002 were $0.

As of July 7, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was $0, based on a bid price of $0.00 and 10,489,298 shares.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

          Class                   Outstanding as of July 7, 2003
----------------------------      --------------------------------
$.001 PAR VALUE COMMON STOCK             42,701,163 SHARES

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.       Description of Business.

Introduction

iVision Group Ltd., a Nevada corporation is the holding company (hereinafter "Registrant" or iVision Group"), and through its subsidiaries it designs, develops, and implements personalized business-to-business and business-to-consumer software applications accesses via the internet. Applications were built and customized to meet the needs of small, medium and large size companies for the North American and European market.

iVision USA, a Delaware corporation, founded in November 1998, was formed as the holding Company for the ownership, in the United States, of all the stock of iVision Integral, Inc. which filed for bankruptcy in 2001.

Dynasys Technologies Inc. is a corporation that is incorporated in Quebec, Canada, which was purchased on January 28, 2000 for its management and marketing strategy. This firm had proven its ability to develop a strong relationship with its clients and had established excellent credibility in the Canadian and European markets. IVIG agree to issued 3,000,000 common shares of its equity for all outstanding shares of Dynasys and the three administrators were to be the new Management Resource of IVIG. The shares until recently had not yet been issued to them because a disagreement between the new management and the majority of shareholders occurred.

The disagreement was settled by an existing shareholder out of court with compensation and in exchange of the 1 special voting share worth 3,000,000 common shares. These common shares were issued in 2002.

Dynasys is still operating and will remain open for potential business.

                            iVision Group LTD (IVIG)
                             Incorporated in Nevada
                                  Owns 100% of

                                iVision USA LTD.
                            Incorporated in Delaware
                               which owns 100% of

                              Dynasys Technologies
                             Incorporated in Quebec

Additional Information

On January 27, 1999, iVision Group Ltd., a Nevada corporation, f/k/a Engle Mining Co., Inc.; hereinafter the "Company" and / or "iVision" as the context may require) acquired 100% of the issued and outstanding shares of iVision USA Inc., a Delaware corporation, in exchange for 8,000,000 shares of Common Stock of the Company, and, based upon that exchange, the shareholders of iVision USA Inc. became the majority shareholders of the Company. As a part of that transaction, the remaining corporate officers and directors of Engle Mining Co., Inc., resigned their respective positions. Subsequent to the change in control, the Company's name was changed to iVision Group Ltd. (see, "Certificate of Amendment, Engle Mining Co. Inc. " dated February 9, 1999, incorporated by this reference.) Note, that from December of 1988 to the January 27, 1999 (the date of the acquisition noted above), Engle Mining Co. was not engaged in any active business or venture.

The Company's common stock has been traded on the NASD Bulletin Board under the symbol "IVIG".

The Registrant's corporate offices are located at 2500 Boulevard Daniel Johnson, Suite 1108, Laval, Quebec, (Canada) H7T 2P6. Phone number 1-450-686-6993.

Following the bankruptcy of I Vision Integral Inc., the Company's business plan is to make sure that there will be a new corporation inserted in iVision Group Ltd. This is in order to benefit all investors that have contributed in the past in the venture of e-commerce.

Item 2.        Description of Properties.

No entity of the Group owns any kind of real estate.

Item 3.       Legal Proceedings.

There are no legal proceedings involving the company or its subsidiaries.

Item 4.       Submission of Matters to a Vote of Security Holders.

The following is a summary of certain provisions of the Company's Articles of Incorporation, as amended, and rights accorded to the holders of Common Stock, generally and as matter of law and does not purport to be complete. It is qualified in its entirety by reference to the Articles of Incorporation, as amended and Nevada Corporation Law.

The amount of total authorized capital stock of the Corporation, and the number and par value of the shares of which consist, is 101,000,001 shares, amounting in the aggregate to TWO HUNDRED THOUSAND AND ONE DOLLARS ($200,001.00) divided into classes as follows:

         1,000,000 shares shall be Preferred Stock, $0.10 par value ("Preferred Stock"); 100,000,000 shares shall be Common Stock, $0.001 par value ("Common Stock"); 1 share shall be Special Voting Stock, $1.00 par value ("Special Voting Stock");

 (See Exhibit 1, which is incorporated for additional information).

Item 5.       Market for Common Equity and Related Stockholder Matters.

The Company does not intend to declare any dividends at this time.

The principal market for the Company's securities was the Over-The-Counter, Bulletin Board (OTCBB) managed by the National Association of Securities Dealers
(NASD). The Company's stock was traded under the symbol "IVIG". In May 2000, because of failure to file obligatory reports to the NASD, the Company's stock was delisted from the OTC.BB. and is now trading on the pink sheets under the symbol "IVIG.PK". The Company has 54 shareholders.

The source of the information below was provided by the National Quotation Bureau and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock splits or dividends.


                       Period               High Bid        Low Bid
        ------------------------------      --------      ---------
        December 2001                            .02            .00
        January 2002 - March 2002                .26            .00
        April 2002 - June 2002                   .00            .00
        July 2002 - September 2002               .00            .00
        October 2002 - December 2002             .03            .00

Item 6.           Management's Discussion and Analysis or Plan of Operations.

Prior to the acquisition of the shares of IVision USA Inc. on January 27th, 1999. The Company Engle Mining Co., Inc. had not engaged in any regular business operations or venture.

During 2002, the company was focused on putting a viable organization into iVision Group Ltd. (IVIG) project. Analyses were done but none were suitable for a bright future for our shareholders and management is still working in order to make IVIG viable one day. No revenues occurred in 2002.

Costs were kept at a minimal for a net of $35,700 for 2002 which is down by $352,616 compared to 2001. The liabilities of the Corporation were reduced by $602,802 from $891,595 in 2001 to $288,793 in 2002. Shares were issued to debtors to cancel company payables. This is the main reason why the share float has dramatically increased from 12 million to 41 million shares.

The chairman of the company resigned on January 14, 2003 and no replacement has been identified. Since the progress of a potential insertion of a new corporation into IVIG is nearby, the new responsibility will be given to the present treasurer.

Item 7.           Financial Statements.

Please see the following pages.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

Board of Directors
iVision Group, Ltd.

                          INDEPENDENT AUDITOR'S REPORT

We have audited the consolidated balance sheet of iVision Group, Ltd. (a Nevada development stage company) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001, and for the period of December 15, 1998 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVision Group, Ltd. (a development stage company) and subsidiaries as of December 31, 2002 and the results of their operations, changes in stockholders' deficit, and their cash flows for the years ended December 31, 2002 and 2001, and for the period of December 15, 1998 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smith & Company
Certified Public Accountants
Salt Lake City, Utah
March 17, 2003

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                        E-mail: smithcocpa@earthlink.net
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                      IVISION GROUP, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002



CURRENT ASSETS
Cash and cash equivalents                                                       $             567
                                                                                -----------------

                                                       TOTAL CURRENT ASSETS                   567
                                                                                -----------------

                                                                                $             567
                                                                                =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                        $          38,429
Payable - related parties (Note 5)                                                          6,109
Note payable - redeemable shares (Note 7)                                                 244,255
                                                                                -----------------

                                                  TOTAL CURRENT LIABILITIES               288,793

STOCKHOLDERS' DEFICIT
Preferred Stock
       $.10 par value; authorized 1,000,000 shares
       Issued and outstanding 0 shares                                                          0
Common Stock
       $.001 par value; authorized 100,000,000 shares
       Issued and outstanding 42,701,163 shares                                            42,702
Additional paid-in capital                                                              3,153,413
Deficit accumulated during development stage                                           (3,484,341)
                                                                                -----------------
                                                                                         (288,226)
                                                                                -----------------

                                                                                $             567
                                                                                =================



See Notes to Consolidated Financial Statements.

                      IVISION GROUP, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                         12/15/1998
                                                                            Year ended                    (Date of
                                                                           December 31,                 Inception) to
                                                                     2002               2001             12/31/2002
                                                              ------------------  -----------------  ------------------
Revenue                                                       $                0  $           4,122  $          494,282
Cost of sales                                                                  0                  0                   0
                                                              ------------------  -----------------  ------------------
                                                GROSS PROFIT                   0              4,122             494,282

OPERATING EXPENSES
       Salaries and consulting                                                 0              6,328             160,372
       Interest expense                                                      214              3,531              19,872
       General and administrative                                         35,486            378,457           1,047,171
                                                              ------------------  -----------------  ------------------
                                                                          35,700            388,316           1,227,415
                                                              ------------------  -----------------  ------------------

LOSS FROM OPERATIONS                                                     (35,700)          (384,194)           (733,133)

GAIN (LOSS) ON DISPOSAL
       OF FIXED ASSETS                                                         0             12,117             (35,270)
                                                              ------------------  -----------------  ------------------

NET LOSS BEFORE INCOME TAXES                                             (35,700)          (372,077)           (768,403)

Income tax (benefit)                                                           0             (2,235)           (114,745)
                                                              ------------------  -----------------  ------------------

NET LOSS BEFORE DISCONTINUED
       OPERATIONS                                                        (35,700)          (369,842)           (653,658)

DISCONTINUED OPERATIONS
       Operations of bankrupt subsidiary                                       0             (6,877)         (2,830,683)
                                                              ------------------  -----------------  ------------------

                                                    NET LOSS  $          (35,700) $        (376,719) $       (3,484,341)
                                                              ==================  =================  ==================

BASIC AND DILUTED LOSS PER SHARE
       Net loss per weighted average share
         Operations                                           $             (.00) $            (.03)
         Discontinued                                                        .00               (.00)
                                                              ------------------  -----------------

                                                              $             (.00) $            (.03)
                                                              ==================  =================

       Weighted average number of common shares
         used to compute net loss per share                           25,859,909         12,305,205
                                                              ==================  =================



See Notes to Consolidated Financial Statements.

                      IVISION GROUP, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                          Period from February 19, 1986
                    (Date of Inception) to December 31, 2002


                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                            Additional            During
                                                             Common Stock                     Paid In           Development
                                                       Shares             Amount              Capital              Stage
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE FEBRUARY 19, 1986
       (Date of Inception)                                       0   $               0  $                0  $                0
Issuance of common stock for cash
       at $.025 June 24, 1988                              720,000                 720              17,280
       at $.025 August 20, 1988                            600,000                 600              14,400
       at $.025 September 19, 1988                         200,000                 200               4,800
       at $.025 November 30, 1988                          600,000                 600              14,400
       at $.025 December 16, 1988                          200,000                 200               4,800
Net loss for the year                                                                                                  (58,000)
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1988                                2,320,000               2,320              55,680             (58,000)
Net loss for the year                                                                                                        0
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1989                                2,320,000               2,320              55,680             (58,000)
Net loss for the year                                                                                                        0
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1990                                2,320,000               2,320              55,680             (58,000)
Net loss for the year                                                                                                        0
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1991                                2,320,000               2,320              55,680             (58,000)
Net loss for the year                                                                                                        0
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1992                                2,320,000               2,320              55,680             (58,000)
Net loss for the year                                                                                                        0
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1993                                2,320,000               2,320              55,680             (58,000)
Net loss for the year                                                                                                        0
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1994                                2,320,000               2,320              55,680             (58,000)
Net loss for the year                                                                                                        0
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1995                                2,320,000               2,320              55,680             (58,000)
Net loss for the year                                                                                                        0
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1996                                2,320,000               2,320              55,680             (58,000)
Net loss for the year                                                                                                        0
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1997                                2,320,000               2,320              55,680             (58,000)
Issuance of common stock for cash
       at $.20 April 25, 1998                               44,000                  44               8,756
Net loss for the year                                                                                                  (10,000)
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1998                                2,364,000               2,364              64,436             (68,000)

                                   (Continued)

See Notes to Consolidated Financial Statements.

                      IVISION GROUP, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)
     Period from February 19, 1986 (Date of Inception) to December 31, 2002


                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                            Additional            During
                                                             Common Stock                     Paid In           Development
                                                       Shares             Amount              Capital              Stage
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1998                                2,364,000   $           2,364  $           64,436  $          (68,000)
Issuance of common stock for all stock
       of iVision USA, Inc.
       January 27, 1999 (Note 3)                         8,000,000               8,000             (64,436)            393,899
Issuance of common stock for services
       at $.01 February 8, 1999                            670,000                 670               6,030
Issuance of common stock as part payment
       for all stock of Bergeron Conseils Et Inc.
       and La Societe De Services
       September 1, 1999                                    34,000                  34              50,966
Issuance of common stock for all
       stock of Xiem Productions Inc.
       September 15, 1999                                  200,000                 200             299,800
Issuance of common stock for services
       at $.01 November 15, 1999                            41,000                  41                 369
       at $.01 December 2, 1999                            200,000                 200               1,800
Capital contributed                                                                              1,248,774
Net loss for the year                                                                                               (1,653,806)
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 1999                               11,509,000              11,509           1,607,739          (1,327,907)
Issuance of common stock for services
       at $.63 March 3, 2000                               109,538                 110              68,840
Issuance of common stock for cash
       at $1.50 August 21, 2000                            600,000                 600             899,400
       at $.001 August 28, 2000                             50,000                  50
Net loss for the year                                                                                               (1,744,015)
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 2000                               12,268,538              12,269           2,575,979          (3,071,922)
Issuance of common stock for services
       at $.10 June 11, 2001                                55,000                  55               5,445
Net loss for the year                                                                                                 (376,719)
                                                 -----------------   -----------------  ------------------  ------------------
BALANCE DECEMBER 31, 2001                               12,323,538              12,324           2,581,424          (3,448,641)
Issuance of common stock for services
       at $.001 June 3, 2002                               400,000                 400
       at $.00265 July 22, 2002                          9,000,000               9,000              14,850
Issuance of common stock to
       cancel debt at $.0276 July 22, 2002              20,977,625              20,978             557,139
Net loss for the year                                                                                                  (35,700)
                                                 -----------------   -----------------  ------------------  ------------------

BALANCE DECEMBER 31, 2002                               42,701,163   $          42,702  $        3,153,413  $       (3,484,341)
                                                 =================   =================  ==================  ==================

See Notes to Consolidated Financial Statements.

                      IVISION GROUP, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                         12/15/1998
                                                                            Year ended                    (Date of
                                                                           December 31,                 Inception) to
                                                                     2002               2001             12/31/2002
                                                              ------------------  -----------------  ------------------
OPERATING ACTIVITIES
Net loss                                                      $          (35,700) $        (376,719) $       (3,484,341)
Adjustment to reconcile net loss to net cash
       provided (used) by operating activities
         Depreciation and amortization                                         0            314,539             959,514
         Gain on debt settlement                                               0            (52,464)            (52,464)
         Foreign exchange                                                      0             11,374              31,893
         Expenses paid with stock                                         24,250              5,500             105,400
         Disposal of assets                                                    0             40,347              87,734
Changes in assets and liabilities:
         Accounts receivable                                                   0             42,797                   0
         Sales and income tax receivable                                  15,726            139,383                   0
         Accounts payable and other liabilities                          (14,794)          (319,333)             38,429
                                                              ------------------  -----------------  ------------------
                                    NET CASH PROVIDED (USED)
                                     BY OPERATING ACTIVITIES             (10,518)          (194,576)         (2,313,835)

INVESTING ACTIVITIES
Acquisition of equipment                                                       0            (34,537)           (608,514)
Disposition of assets                                                          0            241,602             251,124
Goodwill on acquisition of subsidiaries                                        0                  0            (351,000)
                                                              ------------------  -----------------  ------------------
                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                   0            207,065            (708,390)

FINANCING ACTIVITIES
Issuance - preferred shares                                                    0            244,255             244,255
Stock sold                                                                     0                  0             966,850
Additional paid-in capital                                                     0                  0           1,227,461
Long-term debt                                                                 0                  0             408,941
Debt repayment                                                                 0           (257,616)           (408,941)
Note payable - related corporations                                        6,109            284,539             883,382
Repayments - related corporations                                              0           (293,691)           (299,156)
                                                              ------------------  -----------------  ------------------
                                    NET CASH PROVIDED (USED)
                                     BY FINANCING ACTIVITIES               6,109            (22,513)          3,022,792
                                                              ------------------  -----------------  ------------------

                                 INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS              (4,409)           (10,024)                567

Cash and cash equivalents at beginning
       of period                                                           4,976             15,000                   0
                                                              ------------------  -----------------  ------------------

                                     CASH & CASH EQUIVALENTS
                                            AT END OF PERIOD  $              567  $           4,976  $              567
                                                              ==================  =================  ==================

SUPPLEMENTAL DISCLOSURES OF
       CASH FLOW INFORMATION
       Cash paid during the period for:
         Interest                                             $              214  $           3,531  $           19,872
         Income taxes                                                          0                  0                   0

During 2002, 20,977,625 shares of common stock were issued to retire $578,117 of liabilities.


See Notes to Consolidated Financial Statements.

                      IVISION GROUP, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1.       ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on February 19, 1986 with authorized common stock of 10,000,000 shares with par value of $.0025. On April 15, 1998 the authorized common stock was increased to 100,000,000 shares with a change in par value to $0.001, and on February 9, 1999 the Company changed its name to iVision Group, Ltd. On April 15, 1998 the Company completed a reverse common stock split of two shares of its outstanding stock for one share, and on January 8, 1999 a forward common stock split of one share of outstanding stock for four shares. This report has been prepared showing after stock split shares with a par value of $0.001 from inception. The company has been in the development stage since inception and has been primarily engaged in the business of developing mining properties and during 1988 the company ceased operations and remained inactive until 1998. See note 3.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
At December 31, 2002, the Company (without its Canadian subsidiaries) had a net operating loss carry forward of about $528,000. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire beginning in years 2019 though 2022.

Estimates and Assumptions
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Foreign Currency Translation
Part of the transactions of the Company were completed in a foreign currency and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translations is recognized. If a completed transaction has a balance sheet date between a later settlement date, resulting in a gain or loss, the amount is reported in the current period income statement.

Financial instruments
The carrying amounts of financial instruments, including cash, accounts receivable, equipment, and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a liquidation of the Company.

Earnings (Loss) Per Share
Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits, in accordance with FASB statement No. 128.

Principals of Consolidation
The consolidated financial statements shown in this report includes the accounts of the Company and its wholly owned subsidiaries as outlined in notes 3 and 4. All material inter-company accounts and transactions have been eliminated.

                      IVISION GROUP, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002

NOTE 3.       ACQUISITION OF OUTSTANDING STOCK OF I VISION USA INC.

On January 27, 1999 the Company acquired all of the outstanding stock of iVision USA, Inc. through a stock for stock exchange in which the stockholders of iVision USA, Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of iVision USA, Inc. iVision USA, Inc. was organized in the state of Delaware on December 15, 1998 and had purchased all of the outstanding stock of iVision Integral, Inc. which was organized in Canada during March 1998. iVision USA, Inc. and iVision Integral, Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web. The assets held by iVision USA, Inc. and iVision Integral, Inc. consist of computer software and hardware. After the completion of the acquisition, the outstanding stock of the Company was 11,034,000 common shares, of which 77% was owned by related parties.

For reporting purposes, the acquisition is treated as an acquisition of the Company by iVision USA, Inc. (reverse acquisition) and a recapitalization of the Company.

The financial statements from inception are from the inception date of iVision USA, Inc. which is December 15, 1998.

NOTE 4.       ACQUISITION OF ALL OUTSTANDING STOCK OF ADDITIONAL SUBSIDIARIES

During September 1999 the company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisations Inc., and Ixiem Productions Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000Cn. The subsidiaries are engaged in the business of conducting electronic commerce on the World Wide Web. The transactions were recorded as a purchase which resulted in the recognition of Goodwill and will be amortized over a useful life of five years or a shorter period if there is an impairment of value. During 2001, goodwill of $268,726 related to the inactive subsidiaries was charged to operations. Dynasys Technologies Inc. "Dynasys" was purchased in early 2000.

NOTE 5.       RELATED PARTY TRANSACTIONS

Related parties own 75% of the outstanding stock of the Company. At December 31, 2002 the Company owed $6,109 to related parties in which the Company's officers hold management positions. During 2002, the Company issued 20,977,625 shares of its common stock to these related parties to retire $578,117 of debt.

NOTE 6.       GOING CONCERN

The Company will need additional working capital to be successful in its planned operations. Continuation of the Company as a going concern is dependent upon obtaining additional working capital, and the management of the Company has developed a strategy, which it believes will accomplish this objective through looking to merge with an operating company.

NOTE 7.       NOTE PAYABLE - REDEEMABLE SHARES

At December 31, 2002, the Company owes $244,255 to an entity who helped with the Dynasys acquisition. The debt is convertible into 389,000 shares of preferred stock of Dynasys.

NOTE 8.   COMMITMENTS

The Company currently has no obligations for rent. Rent expense was $0 and $0 for the years ended December 31, 2002 and 2001 respectively.

                      IVISION GROUP, LTD. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2002

NOTE 9.  LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income
(loss) per share for the years ended December 31, 2002 and 2001:
                                                 2002                2001
                                          ------------------  -----------------
     Net loss available to
       common stockholders                $          (35,700) $        (376,719)

     Weighted average shares:
       Outstanding all year                       12,323,538         12,268,538
       Outstanding 57.8% of year                     231,233                  0
       Outstanding 51.5% of year                  13,305,138                  0
       Outstanding 66.7% of year                           0             36,667
                                          ------------------  -----------------
                                                  25,859,909         12,305,205

     Basic income (loss) per share
       (based on weighted
       average shares)                    $             (.00) $            (.03)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons

                                                                                  POSITION
                                                                                    HELD
                         NAME                       TITLE                           SINCE               AGE
              -------------------    ------------------------------------    -----------------     -------------
              Guy Courcelle          Secretary and Vice-President            March 1998                 41
              Roger Boileau          CFO, Treasurer and Director             December 2001              50

GUY COURCELLE - DIRECTOR

Education:
              1977 - 1980    Gembloux University   (Gembloux, Belgium)
                             B.Sc.                 (Agriculture)

Mr. Courcelle is the Executive Director of Bear Bay Holding Canada, Inc. He is in charge of European business development for the Company, which is a diversified financial corporation with interests in portfolio management and administration and venture capital financing. The Company maintains offices in Canada, Europe and Barbados.

              1999 - present  Bear Bay Holding Canada Inc.
              1995 to 1998    Self employed, Business Consultant
              1988 - 1995     CDV Packaging Inc.

ROGER BOILEAU - DIRECTOR

              2002 - 1999     Bear Bay Management (Caribbean) Inc.
                              Managing Director
              1999 - 1970     Domtar Inc. Several Financial Positions.
                             (Business Development, controller.)

Roger Boileau is a graduate of the Haute Etudes Commercial and is a member of the Canadian Management Accountants. For the last three years he has been the managing director of Bear Bay Management (Caribbean) INC. in Barbados. He previously held several positions in finance at Domtar Inc. and has been a consultant in start-ups and turnarounds. Mr. Boileau was appointed in December of 2001 as Director and Treasurer of IVIG.

Item 10.      Executive Compensation

The Company has no activities at this point; therefore no compensation plan is in place.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of February 24, 2003, with respect to stock ownership of each person known by the Company to be the beneficial owner of more than five (5%) percent of the Company's outstanding Common Stock. The following table additionally sets forth the ownership by each director and all directors and officers as a group, and their percentage.

                                                                         Number of
                               Name and Address of                       Shares of              Percent of
                            Beneficial Owners of 5% +                  Common Stock               Common
                  --------------------------------------------    ----------------------     -----------------
                  O Bond Holding S.A.                                         10,100,000                 23.65%
                  FGP
                  19B Ceinture UM Schlass
                  L-7268 Hesperange
                  Luxembourg

                  Seral S.A.                                                  10,027,625                 23.48%
                  FGP
                  19B Ceinture UM Schlass
                  L-7268 Hesperange
                  Luxembourg

                  Yann Europe LTD.                                             1,200,000                  2.81%
                  78 York Street
                  London U.K.

                  Vision Management Services Ltd.                              4,173,160                  9.77%
                  PO Box -7777
                  29 Retirements Road
                  Bahamas

                  Bear Bay Management (Caribbean) Inc.                         2,999,080                  7.02%
                  2nd Floor Trident House
                  Lower Board Street
                  Bridgetown, Barbados

                  Bear Bay Holding Canada Inc.                                    12,000                  0.03%
                  2500 Blvd. Daniel Johnson
                  Suite 1108
                  Laval, Quebec, Canada H7T 2P6

                  Armando Ferrucci                                                50,000                  0.12%
                  Villa #3 South Hill
                  Anguilla, B.W.I.
                                                                  ----------------------     -----------------

                  Total Bear Bay and Affiliated                                3,061,080                  7.17%

                  Guy Courcelle                                                1,850,000                  4.33%
                  420 Chemin des Patriotes S.
                  St-Hilaire, Quebec, Canada
                  J3H 3G8

                  Roger Boileau                                                1,800,000                  4.22%
                  2175 de Monte-Carlo
                  Laval, Quebec, Canada
                  H7K 3P1


Item 12.      Certain Relationships and Related Transactions.

No officer, director, nominee for election as a director, or associate of such office director or nominee is or has been indebted to the Company during the last fiscal year.

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements and Financial Statement Schedule.

Financial Statements - December 31, 2002 and 2001

Reports on Form 8-K None

Exhibits:     Amended and Re-stated Articles of Incorporation

ITEM 14. Controls and Procedures.

              (a) On July 7, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.
              (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                 IVISION GROUP, LTD.
                                    (REGISTRANT)

Dated:   July 21, 2003       By:      /s/ Roger Boileau
         ----------------       -----------------------------------------
                             Roger Boileau, CFO, Treasurer, and Director

Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15 Day of April, 2003.


Dated:   July 21, 2003       /s/ Guy Courcelle
         ----------------    ------------------------------------------
                             Guy Courcelle, Vice President, Secretary,
                               and Director


Dated:   July 21, 2003       /s/ Roger Boileau
         ----------------    -------------------------------------------
                             Roger Boileau, CFO, Treasurer, and Director

                                                                       EXHIBIT 1

                              AMENDED AND RE-STATED

                            ARTICLES OF INCORPORATION

                                       OF

                               IVISION GROUP LTD.

     That the undersigned, pursuant an action of the Shareholders taken pursuant to NRS ss. 78.320, hereby Amend and Re-State the Articles of Incorporation iVision Group, Ltd.

                                    ARTICLE I

     The name of the corporation is: Ivision Group Ltd.

     Article II is hereby amended to read as follows:

                                   ARTICLE II

     The Resident Agent of the corporation shall be Gateway Enterprises, Inc. and the location of the principal office of the corporation within the state of Nevada shall be 3230 East Flamingo Road, Suite 156, Las Vegas, Nevada 89121. Offices for the transactions of any business for the corporation, and where the meetings of the Board of Directors and of the stockholders may be held, may be established and maintained in any other part of the State of Nevada, or in or in any other State, territory or possession of the United States, or in a foreign country, as the Board of Directors may from time to time determine.

                                   ARTICLE III

     The corporation is authorized to engage in any activity permitted by law,

     Article IV is hereby amended to read as follows:

                                   ARTICLE IV

     The amount of total authorized capital stock of the Corporation, and the number and par value of the shares of which it is to consist, is 101,000,001 shares, amounting in the aggregate to TWO HUNDRED THOUSAND AND ONE DOLLARS ($200,001.00) divided into classes as follows:

     o 1,000,000 shares shall be Preferred Stock, $0.10 par value ("Preferred Stock");

     o 100,000,000 shares shall be Common Stock, $0.00 I par value ("Common Stock");

     o 1 share shall be Special Voting Stock, $1.00 par value ("Special Voting Stock").

     Shares of any class of stock of the Corporation may be issued for such consideration and for such corporate purposes as the Board of Directors may from time to time determine.

     The following is a description of the different classes and a statement of the relative rights of the holders of the Preferred Stock, the Common Stock and the Special Voting Stock.

                           SECTION 1. PREFERRED STOCK

     The Board of directors of the Corporation is authorized at any time and from time to time to provide for the issuance of shares of Preferred Stock of the Corporation in one or more series with such voting powers, fill or limited, or without voting powers, and with such designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof as are stated and expressed in these Articles of Incorporation, and, to the extent, not so stated or expressed, as may be stated and expressed in a resolution or resolutions establishing such series and providing for the issuance thereof adopted by the Board of Directors pursuant to the authority so to do which is hereby expressly vested in it including, without limiting the generality of the foregoing, the following:

1.   the designation and number of shares of each such series;

2. the dividend rate of each such series, the conditions and dates upon which such dividends shall be payable, the preference or relation of such dividends to dividends payable on any other class or classes of capital stock of the Corporation, and whether such dividends shall be cumulative or non cumulative;

3. whether the shares of' each such series shall be subject to redemption by the Corporation, and if made subject to such redemption, the times, prices, rates, adjustments and other terms and conditions of such redemption;

4. the terms and amounts of any sinking or similar find provided for the purchase or redemption of the shares of each such series;

5. whether the shares of each such series shall be convertible into or exchangeable for shares of capital stock or other securities of the Corporation or of any other corporation, and, if provision be made for conversion or exchange, the times, prices, rates, adjustments and other terms and conditions of such conversion or exchange;

6. the extent, if any, to which the holders of the shares of any series shall be entitled to vote as a class or otherwise with respect to the election of directors or otherwise;

7. the restrictions and conditions, if any, upon the issue or release of any additional Preferred Stock ranking on a parity with or prior to such shares as to dividends or upon dissolution

8. the rights of the holders of the shares of such series upon the dissolution of, or upon the distribution of assets of, the Corporation, which rights may be different in the case of voluntary dissolution than in the case of involuntary dissolution; and

9. any other relative rights, preferences or limitations of shares of such series consistent with this Article IV and applicable law.

     The powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock of the Corporation, and the qualifications, limitations or restrictions thereof: if any, may differ from those of any and all other series at any time outstanding. All shares of any one series of

Preferred Stock of the Corporation shall be identical in all respects with all other shares of such series, except the shares of any one series issued at different times may differ as to the dates from which dividends thereon shall be cumulative. Except as may otherwise be required by law or these Articles of Incorporation, the terms of any series of Preferred Stock may be amended without consent of the holders of any other series of Preferred Stock or of any class of Common stock of the Corporation.

                SECTION II COMMON STOCK AND SPECIAL VOTING STOCK

     1.  Voting Rights

         (a) Each share of Common Stock shall entitle the holder thereof to one vote for each share held and the holder of the share of Special Voting Stock shall have a number of votes equal to the number of Exchangeable Shares that are set-forth in any share exchange agreement as may be entered into, from time to time, by the Corporation. This provision shall not be construed or interpreted, in a manner, that would allow the Corporation or any of its direct or indirect subsidiaries, as defined by Section 78,283 of the Nevada Revised Statutes, or any successor provision thereto, to vote stock of the Corporation held by it. Except as otherwise required by law or these Articles of Incorporation, the Common Stock and the Special Voting Stock shall vote together as a single class in the election of directors and on all matters submitted to a vote of stockholders of the Corporation.

         (b) No holder of Common Stock or Special Voting Stock shall have the right to cumulate votes in the election of Directors of the Corporation of for any other purpose.

     2.  Dividends

         Subject to the rights of holders of Preferred Stock of the Corporation, the holders of Common Stock shall be entitled to share ratably, on a share for share basis, in any and all dividends, payable in cash or otherwise, as may be declared in respect to their holdings by the Board of Directors from time to time out of assets or funds of the Corporation legally available therefor, and the holders of Special Voting Stock shall not be entitled to receive any such dividends.

     3.  Provisions Regarding Special Voting Stock

         (a) Pursuant to the terms of combination agreements, as may be negotiated and entered into by the Company with the express approval of its Board of Directors, one share of Special Voting Stock may be issued to the Trustee (the "Trustee"), pursuant to the terms of such combination agreement and its related documents, as signed, executed and approved by the Corporation and the counterpart to such combination agreement and the Trustee.

         (b) The holder of the share of Special Voting Stock is entitled to exercise the voting rights attendant thereto in such manner as such holder desires.

         (c) At such time as the Special Voting Stock has no votes attached to it because there are no Exchangeable Shares outstanding applicable pursuant to a combination agreement which are not owned by the Corporation or a Subsidiary and there are not shares of stock, debt, options or other agreement of the shares pursuant to such combination agreement which could give rise to the issuance of Exchangeable Shares to any person (other than the Corporation or a Subsidiary), the Special Voting Stock shall be cancelled, and returned to treasury.

                SECTION III. PROVISIONS APPLICABLE TO ALL CLASSES

     1. Liquidation Rights.

         In the event of any dissolution, liquidation or winding up of the affairs of the Corporation, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of each series of Preferred Stock shall be entitled to receive, out of the net assets of the Corporation, an amount for each share equal to the amount fixed and determined in accordance with the respective rights and priorities established by the Board of Directors in any resolution or resolutions providing for the issuance of any particular series of Preferred Stock, After payment in full of said amounts to the holders of Preferred Stock of all series, holders of Common Stock shall be entitled to share ratably in the net assets of the corporation, such that an equal amount of net assets shall be allocated to each share of Common Stock, and the holders of Special Voting Stock shall not be entitled to receive any such assets, A merger or consolidation of the Corporation with or into any other corporation or a sale or conveyance of all or any part of the assets of the Corporation (which shall not in fact result in the liquidation of the Corporation and the distribution of assets to stockholders) shall not be deemed to be a voluntary or involuntary liquidation or dissolution or winding up of the Corporation within the meaning of this paragraph 1.

     2. Preemptive Rights.

         No stockholder of the Corporation shall, by reason of his holding any shares of any class of the Corporation, have any preemptive or preferential right to acquire or subscribe for any treasury or unissued shares of any class of the Corporation now or hereafter to be authorized, or any notes, debentures, bonds, or other citation or warrant to securities convertible into or carrying any right, or acquire shares of any class of the Corporation now or hereafter to be authorized, whether or not the issuance of any such shares, or such notes, debentures, bonds or other securities, would adversely affect the dividends or voting rights of such stockholder, and the Board of Directors of the Corporation may issue shares of any class of this Corporation, or any notes, debentures, bonds or other securities convertible into or carrying rights, options or warrants to subscribe for or acquire shares of any class of the Corporation, without offering any such shares of any class of the Corporation, either in whole or in part, to the existing stockholders of any class of the Corporation.

                                    ARTICLE V

     The Directors are hereby granted the authority to do any act on behalf of the Corporation as may be allowed by law. Any action taken in good faith, shall be deemed appropriate and in each instance where the Business Corporation Act provides that the Directors may act in certain instances where the Articles of Incorporation so authorize, such action by the Directors, shall be deemed to exist in these Articles and the authority granted by said Act shall be imputed hereto without the same specifically having been enumerated herein.

     The Board of Directors may consist of from one (1) to nine (9) directors, as determined, from time to time, by the then existing Board of Directors.

                                   ARTICLE VI

     This corporation is to have perpetual existence.

     Former Article IX has been re-stated herein as Article VII, replacing formal Article

                                   ARTICLE VII

     As provided by Nevada Revised Statutes 78.140, without repeating the section in full here, the same is adopted and no contract or other transaction between this Corporation and any of its officers, agents or directors shall be deemed void or voidable solely for that reason. The balance of the provisions of the code section cited, as it now exists, allowing such transactions, is hereby incorporated into this Article as though more fully set-forth, and such Article shall be read and interpreted to provide the greatest latitude in its application,

     Former Article Ten is hereby renumbered as Article VIII, the provisions of former Article VII are covered herein under the provisions of Article IV.

                                  ARTICLE VIII

     No Director, Officer or Agent, to include counsel, shall be personally liable to the Corporation or its Stockholders for monetary damage for any breach or alleged breach of fiduciary or professional duty by such person acting in such capacity. It shall be presumed that in accepting the position as an Officer, Director, Agent or Counsel said individual relied upon and acted in reliance upon the terms and protections provided for by this Article. Notwithstanding the foregoing sentences, a person specifically covered by this Article, shall be liable to the extent provided by applicable law, for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or for the payment of dividends in violation of NRS 78.300.

     Former Article Eleven is hereby renumbered as Article IX.

                                   ARTICLE IX

     This Corporation shall NOT be governed by nor shall the provisions of NRS
78.378 through and including 78.3793 and NRS 78.411 through and including 78.411 in any way whatsoever affect the management, operation or be applied in this Corporation. This Article may only be amended by a majority vote of not less than 90% of the then issued and outstanding shares are present at a properly called and noticed meeting of the Stockholders. The super-majority set4orth in this Article only applies to any attempted amendment to this Article.

     The number of shares of the Corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation, as of the date hereof, is 11,509,000; the said change(s) and amendments have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

                                /s/ Louis Pratt
                                Louis Pratt, President

                                /s/ Andre Dorais
                                Andre Dorais, Secretary

     On 12th day of January 2000 Louis Pratt, President, and Andre Dorais, Secretary, personally appeared before me, a Notary Public, and acknowledged that they executed the above instrument.


                                   /s/ Marion Bastien
                               Marion Bastien
                               Notary Public - 93.256 - Montreal

CERTIFICATION

I, Roger BOILEAU CFO, Treasurer , and Director, certify that:

1.   I have reviewed this annual report on Form 10-KSB of IVision Group LTD.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2003


/s/ Roger Boileau
Roger Boileau
CFO, Treasurer, and Director

CERTIFICATION

I, Guy COURCELLE Vice President, Secretary, and Director, certify that:

1.   I have reviewed this annual report on Form 10-KSB of IVision Group LTD.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 21, 2003


/s/ Guy Courcelle
Guy Courcelle
Vice President, Secretary and Director