Form 10QSB
period 2003-03-31
IVISION GROUP LTD
filed 2006-08-30
CIK 1099332

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from __________ to ______________

Commission File Number 0-28823

IVISION GROUP LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0368586
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1530-9th Ave S.E.

Calgary,  Alberta , T2G 0T7

(Address of principal executive offices)

(403) 693-8000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X     No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

43,415,163 common shares outstanding as of August 28, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5

IVISION GROUP, LTD.
(A Development Stage Company)
Interim Consolidated Balance Sheet
Unaudited

March 31, 2003

CURRENT ASSETS
Cash	$567
Total Current Assets	567

TOTAL ASSETS	$567

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$39,429
Payable – related parties	6,109
Note payable	244,255

TOTAL CURRENT LIABILITIES	289,793

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value 1,000,000 shares authorized, none issued
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 42,701,163 shares	42,702
Additional paid-in capital	3,153,413
Deficit	(3,485,341)
TOTAL STOCKHOLDERS’ EQUITY	(289,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP, LTD.

(A Development Stage Company)
Interim Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	From Inception (December 15 1998 to March 31, 2003
Revenue	$0	$0	$494,282
Cost of Sales	0	0	0
GROSS MARGIN	$0	$0	$494,282

EXPENSES
General and Administrative	$1,000	$0	$1,048,171
Salaries and consulting	0	0	160,372
Financial	0	0	19,872
	1,000	0	1,228,415

Income (loss) from operations	$(1,000)	$(0)	$(734,133)

Gain (loss) on disposal of Fixed assets	$0	$0	$(35,270)
Net income (loss) before income taxes	(1,000)	0	(769,403)
Income tax (benefit)	0	0	(114,745)
Net income (loss) before Discontinued operations	$(1,000)	$0	$(654,658)
Discontinued operations of Bankrupt subsidiary	0	0	(2,830,683)
Net Loss	$(1,000)	$0	$(3,485,341)
Net income (loss) per share	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,701,163	42,701,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP, LTD.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows

Unaudited

Three Months Ended			FROM INCEPTION (DECEMBER 15, 1998) THROUGH MARCH 31, 2003
	March 31, 2003	March 31, 2002
Cash flow from (used in) Operating activities
Net Income / (Loss) for the period	$(1,000)	$0	$(3,485,341)
Adjustment to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	0	0	(52,464)
Foreign exchange	0	0	31,893
Expenses paid with stock	0	0	105,400
Disposal of assets	0	0	87,734

Changes in non-cash working capital balances
Related to operations
Source (use) of

Accounts payable	1,000	0	39,429
Net cash used in operating activities	0		(2,313,835)
Cash flow from (used in) Investing Activities

Acquisition of capital assets	$0	$0	$(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subs	0	0	(351,000)
Net cash used in investing activities	0	0	(708,390)
Cash flow from (used in) financing activities

Issuance of convertible debt	$0	$0	$244,255
Sale of Stock	0	0	966,850
Additional paid in capital	0	0	1,227,461
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	0	0	883,382
Payables – related parties	0	0	(299,156)
Net cash provided by financing activities	$0	$0	$3,022,792

Net Increase (decrease) in cash and cash equivalents	0	0	567

Cash and cash equivalents beginning of the period	567	0	0

Cash and cash equivalents end of the period	567	0	567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP, LTD.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows

Unaudited

Supplemental disclosures of Cash flow information

Cash paid during the period for
Interest	0	0	19,872
Income taxes	0	0	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP LTD.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 of IVision Group, Ltd. (the "Company").

The interim consolidated financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of IVision Group, Ltd. and its subsidiaries, iVision USA, Inc., iVision Integral, Inc. and Dynasys Technologies Inc.  All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements from inception are from the inception date of iVision USA, Inc.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Subsequent Events

Subsequent to the period covered by this report, during the fiscal year ended December 31, 2004, the Company divested itself of all of its subsidiaries.  The impact of these divestitures on the balance sheet of the Company was to substantially reduce the outstanding liabilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Company had made various acquisitions during the year 2002, however as at the period covered by this report, the Company had no business operations.  The Company intends to seek,  investigate and, if  such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Act of 1934.  The Company will not restrict its search to any specific business or industry. The Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.  Due to general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors.  Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company presently has limited capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will be able to raise additional capital for an acquisition of merit.  The Company may incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-QSB’s or 10-KSB’s, agreements and related reports and documents.  The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.   Antonio Care, a consultant retained by the Company and a shareholder of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

  Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company.   In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

 It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

 As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company.  Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the acquisition.  The Company presently has no cash with which to conduct operations.  Based on present operations the Company will be able to satisfy its cash requirements during the next twelve months.  However, should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  However, it does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

Not Applicable

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on July 22, 2003
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVISION GROUP, LTD.

Date:  August 29, 2006

By:   /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:    President, principal executive officer

By:   /s/ Roger Boileau
Name:  Roger Boileau
Title:    Chief Financial Officer, principal accounting officer