Form 10QSB
period 2003-06-30
IVISION GROUP LTD
filed 2006-09-07
CIK 1099332

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from __________ to ______________

Commission File Number 0-28823

IVISION GROUP, LTD.

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

43,415,163 common shares outstanding as of August 30, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5

IVISION GROUP, LTD.

(A Development Stage Company)
Interim Consolidated Balance Sheet
Unaudited

June 30, 2003

CURRENT ASSETS
Cash	$567
Total Current Assets	567

TOTAL ASSETS	$567

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$49,429
Payable – related parties	7,109
Note payable – redeemable shares	244,255

TOTAL CURRENT LIABILITIES	300,793

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.10 par value 1,000,000 shares authorized, none issued
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 43,415,163 shares
Paid in capital	43,416
Additional paid-in capital	3,224,333

Deficit	(3,567,975)
TOTAL STOCKHOLDERS’ DEFICIT	(300,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP, LTD.

(A Development Stage Company)

Interim Consolidated Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception (December 15, 1998 to) June 30, 2003
	2003	2002	2003	2002

Revenues	$0	$0	$0	$0	494,282
Cost of Sales	0	0	0	0	0

GROSS MARGIN	$0	$0	$0	$0	$494,282

EXPENSES
General and administrative	$26,338	$12,000	$27,338	$12,000	$1,074,509
Salaries and consulting	0	0	0	0	160,372
Financial	0	0	0	0	19,872
	$26,338	$12,000	$27,338	$12,000	$1,254,753

Income (loss) from operations	$(26,338)	$(12,000)	$(27,338)	$(12,000)	$(760,471)
Gain (loss) on disposal of Fixed assets	0	0	0	0	(35,270)
Bad debt	(56,296)	0	(56,296)	0	(56,296)
Net Income (loss) before income taxes	(82,634)	(12,000)	(83,634)	(12,000)	(852,037)
Income tax (benefit)	$0	$0	$0	$0	$(114,745)

Net income (loss) before Discontinued operations	(82,634)	(12,000)	(83,634)	(12,000)	(737,292)
Discontinued operations of Bankrupt subsidiary	$0	$0	$0	$0	$(2,830,683)
Net Loss	$(82,634)	$(12,000)	$(83,634)	$(12,000)	$(3,567,975)
Net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,058,163	42,701,163	43,058,163	42,701,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP, LTD.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

	Three months ended June 30, 2003 (Unaudited)	Three months ended June 30, 2002 (Unaudited)	Six months ended June 30, 2003 (Unaudited) $	Six months ended June 30, 2002 (Unaudited) $	From Inception (December 15, 1998 to) June 30, 2003 (Unaudited)
Cash flow from (used in)
Operating Activities
Net income (loss) for the period	(82,634)	(12,000)	(83,634)	(12,000)	(3,567,975)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	0	0	959,514
Gain on settlement of debt	0	0	0	0	(52,464)
Foreign exchange	0	0	0	0	31,893
Expenses paid with stock	0	0	0	0	105,400
Disposal of assets	0	0	0	0	87,734

Changes in non-cash working capital balances related to operations
Source (use) of:

Accounts payable	10,000	12,000	11,000	12,000	49,429
Net cash used in operating activities	(72,634)	0	(72,634)	0	(2,386,469)
Cash flow from (used in) Investing activities
Acquisition of capital assets	0	0	0	0	(608,514)
Disposition of assets	0	0	0	0	251,124
Goodwill on acquisition of subs	0	0	0	0	(351,000)
Net cash used in investing activities	0	0	0	0	(708,390)
Cash flow from (used in) financing activities
Issuance of convertible debt	0	0	0	0	244,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                                     IVISION GROUP, LTD.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

Sale of Stock	714	0	714	0	967,564
Additional paid in capital	70,920	0	70,920	0	1,298,381
Long term debt	0	0	0	0	408,941
Debt repayment	0	0	0	0	(408,941)
Note payable - related parties	0	0	0	0	883,382
Payables - related parties	1,000	0	1,000	0	(298,156)
Net cash provided by financing activities	72,634	0	72,634	0	3,095,426
Net Increase (decrease) in cash
And cash equivalents	0	0	0	0	567

Cash and cash equivalents, Beginning of the period	567	0	567	0	0

Cash and cash equivalents, End of the period	567	0	567	0	567

Supplemental disclosures
Cash flow information
Cash paid during the period for
Interest	0	0	0	0	19,872
Income taxes	0	0	0	0	0

The accompanying notes are an integral part of these financial statements.

IVISION GROUP LTD.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2003

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

The interim consolidated financial statements present the balance sheet, statements of operations,  and cash flows of IVision Group, Ltd. and its subsidiaries, iVision USA, Inc., iVision Integral, Inc. and Dynasys Technologies Inc.  All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements from inception are from the inception date of iVision USA, Inc.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2003 and the results of operations,  and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

During the quarter ended June 30, 2003, the Corporation issued a total of 714,000 shares of common stock for total proceeds of $71,634.    The shares of common stock were sold only to accredited investors residing outside of the United States.

Name of Investor	Number of Units Purchased
Miguel Torres	34,000
Eurovision Financial	680,000

These shares of common stock issued to non-residents of the United States were distributed pursuant to the exemption from registration found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since the purchasers were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

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

Date:  September 5, 2006

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:    President, principal executive officer

By:  /s/ Roger Boileau
Name:  Roger Boileau
Title:    Chief Financial Officer, principal accounting officer