Form 10KSB
period 2003-12-31
IVISION GROUP LTD
filed 2006-10-23
CIK 1099332

OMB APPROVAL
OMB Number 3235-0420 Expires March 31, 2007 Estimated average burden hours per response……………………………1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2003

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

 Commission File Number        000-28323

IVISION GROUP, LTD.

 (Name of small business issuer in its charter)

Nevada	98-0368586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530-9th Ave S.E., Calgary, Alberta Canada	T2G0T7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (403) 693-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [  ]       No   [ X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     [X]       No   [   ]

State issuer's net revenues for its most recent fiscal year:

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

Aggregate market value of voting and non-voting common equity held by non-affiliates is $864 based on a price of $0.0001 per share which is the last price at which common equity was sold on August 19, 2005.  This number is calculated based on the assumption that only those shareholders who are officers and directors or shareholders holding 5% of more of the outstanding shares are affiliates of the Company.  The Company has no further information available as to affiliates.   Based on this calculation there are a total of 34,774,744 common shares held by affiliates and 8,640,419 common shares held by non-affiliates.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 10, 2006, the Issuer had a total of 43,415,163 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

ITEM 1.     DESCRIPTION OF BUSINESS.

(a)

Business Development

IVision Group Ltd. (formerly Engle Mining Co., Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on February 19, 1986.

On January 27, 1999, the Company acquired 100% of the issued and outstanding shares of iVision USA Inc., (“iVision USA”) a Delaware corporation, in exchange for 8,000,000 shares of common stock of the Company and based upon that exchange the shareholders of iVision USA became the majority shareholders of the Company, iVision USA, which was formed as a holding company for the ownership in the United States of all of the stock of  iVision Integral, Inc., a Canadian corporation.  The Company’s business plan was to develop smart web sites on the World Wide Web for itself and for others.  All of the operations of the Company were undertaken by iVision USA which was the operating company, and iVision Integral Inc. which was undertaking research and development.  iVision Integral Inc. filed for bankruptcy during the fiscal year 2001.  During 2002, iVision USA and the Company closed the acquisition of Dynasys Technologies, which became a wholly owned subsidiary of iVision USA. This acquisition was negotiated during fiscal 2000, but delayed due to a dispute between the Company and the shareholders of Dynasys Technologies.  As of fiscal year 2003 all operations in the Company and its subsidiaries relating to the development of smart web sites ceased due to a lack of available capital to continue operations.  On April 1, 2004, the Company divested itself of iVision USA and the wholly owned subsidiary  of iVision USA, Dynasys Technologies.

The Company presently has no operations and is seeking an acquisition.

The Company has not ever declared bankruptcy, has not ever been in receivership, or similar proceedings.

 (b) Business of Issuer

Present Operations

The Company presently has no business operations.  The Company intends to seek,  investigate and, if  such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Act of 1934.  The Company will not restrict its search to any specific business or industry, but the Company does intend to seek acquisition opportunities in China. The Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Antonio Care, a consultant retained by the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

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

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

Patents

The Company owns no patents and no Internet domain names.

Research and Development

The Company has not undertaken any research and development activities during each of its last two fiscal years.

Employees

As of September 28, 2006, the Company had no employees.

ITEM  2.     DESCRIPTION OF PROPERTY.

The Company does not own any plant or properties or any real estate.  The Company does not lease any property.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this filing.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock previously traded on the OTC/BB under the symbol "IVIG".  On  June 27, 2000 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its quarterly and annual reports. The Company’s stock was traded on the grey market until August 19, 2005 which was the last trade.  Following is a report of high and low bid prices for the fiscal year 2003 and 2002.

Year 2003	High	Low
4th Quarter ended 12/31/03	0.0001	0.0001
3rd Quarter ended 9/30/03	0.0001	0.0001
2nd Quarter ended 6/30/03	0.0001	0.0001
1st Quarter ended 3/31/03	0.0001	0.0001

Year 2002	High	Lo
4th Quarter ended 12/31/2002	0.03	0.0001
3rd Quarter ended 9/30/2002	0.00	0.00
2nd Quarter ended 6/30/02	0.001	0.001
1st Quarter ended 3/31/02	0.26	0.001

The information as provided above for the fiscal year ended 2002 and 2003 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of the date of this filing the Company’s stock is not listed for quotation.  The last available reported trade reported by the Pink Sheets was August 19, 2005 at $0.0001 per share.  As of October 10, 2006, there were 70 record holders of the Company’s common stock.

During the last two fiscal years, no dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

Not applicable

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

At present, the Company has no operations and is seeking a merger or acquisition.   The Company will not restrict its search to any specific business or industry, but the Company does intend to seek acquisition opportunities in China. The Company may participate in a business venture of virtually any kind or nature.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company presently has limited cash. Based on present operations the Company will not be able to satisfy its cash requirements during the next twelve months, and should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  If, however, it does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

Consolidated financial statements as of the fiscal years ended December 31, 2003 and 2002 can be found on pages F-1 through F-13 of this document.

IVISION GROUP LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

IVISION GROUP LTD.

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Consolidated Balance Sheet	F-4

Consolidated Statements of Operations	F-5

Consolidated Statement of Stockholders’ Deficit	F-6 to F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-13

Child Van Wagoner &

Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

iVision Group. Ltd.

We have audited the accompanying consolidated balance sheet of iVision Group, Ltd. ( a Nevada development stage company) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the  years ended December 31, 2003 and 2002, and for the period of December 15, 1998 (date of inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVision Group, Ltd. as of December 31 2003, and the results of its operations, changes in stockholders’ deficit and its cash flows for the  years ended December 31, 2003 and 2002, and for the period of December 15, 1998 (date of inception) to December 31, 2003,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child Van Wagoner & Bradshaw PLLC

Certified Public Accountants

Salt Lake City, Utah

October 6, 2006

IVISION GROUP LTD. (A Development Stage Company) Consolidated Balance Sheets
	December 31,
	2003	2002
Current Assets
Cash	$1,379	$567
Total Current Assets	1,379	567

Total Assets	$1,379	$567

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$26,593	$38,429
Payable - related parties	11,000	6,109
Note payable	244,255	244,255
Total Current Liabilities	281,848	288,793

Stockholders’ Deficit
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued
Common stock, $0.001, par value 100,000,000 shares authorized 43,415,163 shares outstanding	43,416	42,702
Additional paid in capital	3,224,333	3,153,413
Deficit	(3,548,218)	(3,484,341)
	(280,469)	(288,226)
	$1,379	$567

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002	FROM INCEPTION (DECEMBER 15, 1998) TO DECEMBER 31, 2003

Revenue	$0	$0	$494,282

GROSS PROFIT	0	0	494,282

EXPENSES
General and administrative	31,462	35,486	1,078,633
Salaries and consulting	0	0	160,372
Interest	388	214	20,260
	31,850	35,700	1,259,265

LOSS FROM OPERATIONS	(31,850)	(35,700)	(764,983)

LOSS ON DISPOSAL OF FIXED ASSETS	0	0	(35,270)
FORGIVENESS OF DEBT	24,269	0	24,269
BAD DEBT	(56,296)	0	(56,296)

Net income (loss) before income taxes	(63,877)	$(35,700)	$(832,280)
Income tax (benefit)	0	0	(114,745)

Net income (loss) before discontinued operations	(63,877)	(35,700)	(717,535)
Discontinued operations of subsidiary	0	0	(2,830,683)
Net Loss	$(63,877)	$(35,700)	$(3,548,218)
Basic earnings (loss) per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	43,084,571	25,859,909

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD DECEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2003

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit	Total
Balance at December 15, 1998 (Date of Inception)	2,364,000	$2,364	$64,436	$(68,000)	$(1,200)
Balance at December 31, 1998	2,364,000	2,364	64,436	(68,000)	(1,200)
Issuance of common stock for all stock of iVision USA, Inc. January 27, 1999	8,000,000	8,000	(64,436)	393,899	337,463
Issuance of common stock for services at $0.01 February 8, 1999	670,000	670	6,030		6,700
Issuance of common stock as part payment for all stock of Bergeron Conseils Et Inc. and La Societe De Services September 1, 1999	34,000	34	50,966		51,000
Issuance of common stock for all stock of Xiem Productions Inc. September 15, 1999	200,000	200	299,800		300,000
Issuance of common stock for services at $.01 November 15, 1999	41,000	41	369		410
Issuance of common stock for services at $.01 December 2, 1999	200,000	200	1,800		2,000
Capital contributed	0	0	1,248,774		1,248,774
Net loss	0	0	0	(1,653,806)	(1,653,806)
Balance at December 31, 1999	11,509,000	11,509	1,607,739	(1,327,907)	291,341
Issuance of common stock for services at $0.63 March 3, 2000	109,538	110	68,840		68,950
Issuance of common stock for cash at $1.50 August 21, 2000	600,000	600	899,400		900,000
Issuance of common stock for cash at $1.50 August 21, 2000	50,000	50	0		50
Net loss for the year	0	0	0	(1,744,015)	(1,744,015)
Balance at December 31, 2000	12,268,538	12,269	2,575,979	(3,071,922)	(483,674)

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (continued)

FOR THE PERIOD DECEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2003

Issuance of common stock for services at $.10 June 11, 2001	55,000	$55	$5,445	$0	$5,500
Net loss for the year				(376,719)	(376,719)
Balance at December 31, 2001	12,323,538	12,324	2,581,424	(3,448,641)	(854,893)
Issuance of common stock for services at $0.001 June 3, 2002	400,000	400	0		400
Issuance of common stock for services at $0.00265 July 22, 2002	9,000,000	9,000	14,850		23,850
Issuance of common stock to cancel debt at $.0276 July 22, 2002	20,977,625	20,978	557,139		578,117
Net loss for the year				(35,700)	(35,700)
Balance at December 31, 2002	42,701,163	42,702	3,153,413	(3,484,341)	(228,226)
Issuance of common stock for cash at $0.10 on June 18, 2006.	714,000	714	70,920	0	71,634
Net Loss	0	0	0	(63,877)	(63,877)
Balance at December 31, 2003	43,415,163	43,416	3,224,333	(3,548,218)	(280,469)

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Year Ended			FROM INCEPTION (DECEMBER 15, 1998) TO DECEMBER 31, 2003
	December 31, 2003	December 31, 2002
CASH FLOW FROM (USED OPERATING ACTIVITIES
Net income (loss) for the period	$(63,877)	$(35,700)	$(3,548,218)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	0	0	(52,464)
Foreign exchange	0	0	31,893
Expenses paid with stock	0	24,250	105,400
Disposal of assets	0	0	87,734

Changes in non-cash working capital balances related to operations:
Source (use) of
Sales and income tax receivable	0	15,726	0
Accounts payable	(11,836)	(14,794)	26,593
	(75,713)	(10,518)	(2,389,548)
Cash flow from (used in) investing activities
Acquisition of capital assets	0	0	(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subs	0	0	(351,000)
	0	0	(708,390)
Cash flow from (used in) financing activities
Issuance of convertible debt	0	0	244,255
Sale of stock	714	0	967,564
Additional paid in capital	70,920	0	1,298,381
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	4,891	6,109	888,273
Payables – related parties	0	0	(299,156)
	76,525	6,109	3,099,317

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	812	(4,409)	1,379
Cash and cash equivalents at beginning of period	567	4,976	0

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,379	$567	$1,379

Supplemental disclosures of cash flow information Cash paid during period for
Interest	388	214	20,260
Income taxes	0	0	0

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

1.  ORGANIZATION AND BUSINESS ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on February 19, 1986 with authorized common stock of 10,000,000 shares with par value of $0.0025.  On April 25, 1998 the authorized common stock was increased to 100,000,000 shares with a change in par value to $0.001 and on February 9, 1999 the Company changed its name to IVision Group Ltd.  On April 15, 1998 the Company completed a reverse common stock split of two shares of its outstanding stock for one share and on January 8, 1999 a forward common stock split of one share of outstanding stock for four shares.  This report has been prepared showing after stock split shares with a par value of $0.001 from inception.  On January 27, 1999 the company acquired all of the outstanding stock of I Vision USA Inc. through a stock for stock exchange in which the stockholders of I Vision USA Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of I Vision USA Inc.  I Vision USA Inc. was organized in the state of Delaware on Decmber 15, 1998 and had purchased all of the outstanding stock of I Vision Integral Inc. which was organized in Canada during March 1998.  I Vision USA Inc. and I Vision Integral Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web.  For reporting purposes, the acquisition is treated as an acquisition of the Company by I Vision USA Inc. (reverse acquisition) and a recapitalization of I Vision USA Inc.   The historical financial statements prior to January 27, 1999 are those of I Vision USA Inc. and its subsidiary I Vision Integral Inc.  During September 1999 the Company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisation Inc., and Ixiem Production Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000 CDN.   This debt was settled for stock and the companies have since been discontinued or abandoned.

The consolidated financial statements shown in this report includes the account of the Company and its wholly owned subsidiaries as outlined in the notes above.   All material intercompany accounts and transactions have been eliminated.  These financial statements are presented from the inception date of December 15, 1998 which was the date of incorporation of I Vision U.S.A, Inc. as this company was the last operating entity.

During  the period covered by this financial statement

, the Company and its subsidiaries ceased operations relating to the marketing of its technologies and products and subsequent to the period covered by this financial statement, the Company divested itself of all of its subsidiaries.

The Company is presently seeking other acquisitions.

1.

GOING CONCERN

As of December 31, 2003, the Company has an accumulated deficit of $3,548,218 and remains in development stage due to it lack of business operations.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon  the  Company's attaining  profitable  operations. The  management of the Company  intends  to  seek  additional  funding  which  will be utilized to fund business acquisitions  and  continue  operations. The Company  recognizes  that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Comprehensive Income

Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders’ deficit as of December 31, 2003.

Income Taxes

Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  Statement of Financial Accounting Standards No.109, requires recording a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is calculated on a diminishing balance basis over the estimated useful lives of the assets, generally five to seven years. Trademarks and patents are depreciated on a straight-line basis over a period of twenty years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.  Diluted net income (loss) per  share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.

Allowance for Doubtful Accounts

The Company provides an allowance for uncollectible accounts which are doubtful of collection. The allowance is based upon management's periodic analysis of receivables, evaluation of current economic conditions and other pertinent factors. Ultimate losses may vary from current estimates and, as additions to the allowance become necessary, they are charged against earnings in the period they become known. Losses are charged and recoveries are credited to the allowance.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of “SFAS” No.121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the   period in which the advertising   space or airtime is used.  There were no advertising costs for the periods ended December 31, 2003 and December 31, 2002.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and accounts receivable. Cash is deposited with high credit, quality financial institutions.  Accounts receivable are typically unsecured and are derived from revenues earned from customers located throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

Fair Value of Financial Instruments

The Company's financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Goodwill

Goodwill resulting from acquisition of subsidiaries was being  amortized on straight-line basis over the estimated life of the benefit of five years.  During 2001, goodwill of $268,726 related to the inactive subsidiaries was charged to operations.

New Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

None of the above new pronouncements have current application to the Company, but may be applicable to the Company’s future financial reporting.

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

4.  NOTE PAYABLE - REDEEMABLE SHARES

At December 31, 2003, the Company owes $244,255 to an entity who helped with the Dynasys acquisition.  The debt is convertible into 389,000 shares of preferred stock of Dynasys.

.

5.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.  As of December 31, 2003 and 2002, the Company had 43,415,163 and 42,710,163 shares of common stock outstanding, respectively.

During the quarter ended June 30, 2003, the Company sold a total of 714,000 shares of common stock, at $0.10 per share.

6.  INCOME TAXES

The components of the provision for income taxes at December 31, 2003 are as follows:

Current- Federal

$

0

Deferred- Federal

0

Income tax provision

$

0

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using

U.S. Federal statutory rate

$

(22,357)

Use of loss carryforwards

0

Change in valuation

 allowance

22,357

Effective tax

$

0

Deferred tax assets (liabilities) consisted of the following at December 31, 2003

Deferred tax assets

Net operating loss

Carryforwards

$

185,500

Deferred tax liability

0

Valuation allowance

(185,500)

$

0

At December 31, 2003, the Company has net operating loss (NOL) carryforwards totaling approximately $530,000. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2003 was $800 and $14,189 for the year ended December 31, 2002.

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

7. LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2003 and 2002:

2003

2002

Net income (loss) available to

common stockholders

$

(63,877)

$

(35,700)

Weighted average shares:

Outstanding all year

42,701,163

12,323,538

Outstanding 57.8% of year

0

231,233

Outstanding 53.7% of year

383,408

0

Outstanding 51.5% of year

0

13,305,138

43,084,571

25,859,909

Basic income (loss) per share

(based on weighted

average shares)

$                 (0.00)

$                   (0.00)

8.  RESEARCH AND DEVELOPMENT

Research and development expenses were nil for the year 2003 and 2002.

9.   RELATED PARTY TRANSACTIONS

At December 31, 2002 the Company owed $6,109 to related parties in which the Company's officers at that time held management positions.  During 2003, the debt was forgiven.  During 2002, the Company issued 20,977,625 shares of its common stock to these related parties to retire $578,117 of debt.  As of December 31, 2003 the Company owes $11,000 to a related party for services rendered or funds advanced on behalf of the Company.

10.   SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year ended December 31, 2003, the Company divested itself of all of the shares of its subsidiaries  in exchange for the assumption of  the note payable in the amount of  $244,255.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On or about January 1, 2006, Smith & Company, the principal accountant for the Company changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Smith & Company as principal accountant and on or about

August 15, 2006 engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants.  The decision to change principal accountants was approved by the Company's Board of Directors.

None of the reports of Smith & Company, on the Company's financial statements for either the fiscal years 2001 or 2002 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the fiscal year ended December 31, 2002 did contain a going concern paragraph.

There were no disagreements between the Company and Smith & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Smith & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Smith & Company has not advised the Registrant that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2) information has come to the attention of Smith & Company which made it  unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3) the scope of the audit should be expanded significantly, or information has come to the attention of Smith & Company that they have concluded will, or if  further investigated might, materially impact the fairness or reliability of  a previously issued audit report or the underlying financial statements, or  the financial statements issued or to be issued covering the fiscal year ended December 31, 2005.

During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted the entity of Child, Van Wagoner & Bradshaw, PLLC on any matter that was the subject of a disagreement or a reportable event.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Subsequent to the end of the fiscal year ended December 31, 2003, the Company disposed of  all of the shares of its wholly owned subsidiaries in exchange for the assumption of the note payable of $244,255 previously on the balance sheet of the Company.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Michel Bourbonnais Roger Boileau	54 54	President and Director Chief Financial Officer, Secretary, Treasurer and Director

The Company’s directors are elected by the holders of the Company’s common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company’s shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in the Company’s bylaws to be held on January 1st, every year at 11:30am or at such other date and time that shall be scheduled by the Board of Directors.  Due to the lack of operations, the Company has not yet held its shareholders meeting for 2003, 2004, 2005 or 2006.  The Company expects to hold  a shareholders meeting during the fourth quarter of 2006. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Due to the inactivity of the Company on December 22, 2003 the previous directors of the Company appointed Michael Bourbonnais and Roger Boileau to the Board of Directors. Immediately effective with the appointment of Mr. Boileau and Mr. Bourbonnais all of the Directors resigned.  On December 22, 2003, Mr. Michel Bourbonnais and Mr. Boileau became the only members of the Board of Directors and the only officers of the Company.

MICHEL BOURBONNAIS, Mr. Bourbonnais has been a member of the Board of Directors and the President and Chief Executive Officer since December 22, 2003. From May 1973 to December 1999, Mr. Bourbonnais was employed by the National Archives of Canada.  His last position with National Archives of Canada was Chief, Conservation and Custody, Magnetic Media.  From December 1999 to May 2002, Mr. Bourbonnais was retired.  In May 2002, Mr. Bourbonnais formed his own consulting company, Seetel Management Group Inc. to provide technical expertise to various companies by way of providing research for new technologies and marketing and business plans.  Mr. Bourbonnais is an officer and a director of China Titanium and Chemical Corp., a reporting company pursuant to the regulations of the U.S. Securities and Exchange Commission.

ROGER BOILEAU, Mr. Boileau was a member of the Board of Directors and Chief Financial Officer and Treasurer of the Company from December 2001 to September 2003 and was re-appointed to the Board of Directors and as Chief Financial Officer, Treasurer and Secretary from December 22, 2003 to present.  Mr. Boileau has been employed by Abitibi Consolidated Inc. as financial controller of the woodland and sawmill sector from January 2004 to present.   From March 2003 to January 2004, he was employed by Bowater, Inc., in the capacity of financial advisor.  From January 2001 to March 2003 he was a self-employed financial consultant.  From January 1999 to January 2001, he was the manager of operations for Bear Bay Management Caribbean Inc. (Barbados).   Mr. Boileau is also an officer and a director of China Titanium and Chemical Corp. a reporting company pursuant to the regulations of the U.S. Securities and Exchange Commission.

The Company does not have any employees at this time.   The Company has retained the services of Mr. Antonio Care as consultant to source business opportunities for the Company.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Audit Committee

The Board of Directors presently does not have an audit committee.  The Board of Directors performs the same functions as an audit committee.  Since there are no independent members of the Board it is not feasible at this time to have an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Michel Bourbonnais	President and Member of the Board of Directors	Late/1	N/A	N/A
Roger Boileau	Secretary/Treasurer and Member of the Board of Directors	Late/1	Late/2	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it concludes a merger or acquisition and commences business operations.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
President & CEO*	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Victor LaCroix President & CEO	2002	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Victor LaCroix President & CEO	2001	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

* The Company’s President and CEO resigned effective January 31, 2003 and a new CEO and President was not appointed until December 22, 2003.  There was no consideration paid during the fiscal years ended December 31, 2002 and 2003.

Options

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2003.

Stock Options and Stock Award Plans

The Company presently has no stock option or stock award plans.

Compensation of Directors

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

Employment Contracts and Termination of Employment and Change –in –Control Arrangements

The Company does not have any employments contracts with any of its executive officers and has no termination of employment or change in control arrangements with any of its executive officers.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of September 1, 2006, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors and 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Michel Bourbonnais, officer and director of IVision Group Ltd.	No common shares held either directly or indirectly	0.00%
Common	Roger Boileau, officer and director of IVision Group Ltd.	1,600,000 shares held directly	3.68%
Common	All Officers and Directors as a group	1,600,000 Common shares	3.68%
TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Eurovision Financial Services Ltd. P.O. Box 14 The Valley Anguilla West Indies	6,604,879 common shares held directly (2)	15.21%
Common	Obond Holdings S.A. c/o 2500 Daniel Johnson Blvd Laval, Quebec	10,100,000 common shares held directly(3)	23.26%%
Common	Seral SA c/o 2500 Daniel Johnson Blvd Laval, Quebec	10,027,625 common shares held directly(4)	23.09%
Common	Vision Management Services Ltd. 29 Retirement Rd., P.O. N-777 Nassau	4,173,160 common shares held directly(5)	9.94%
Common	Polaris Trust c/o Daniel Brantley & Associates Charlestown, Nevis, West Indies	2,269,080 common shares held directly(6)	5.23%

(1)Based on  43,415,163 shares of common stock issued and outstanding.

Based on the current information available to the Company:

(2) The beneficial owner of Eurovision Financial Services Ltd. is Armando Ferruci.

(3) The beneficial owner of Obond Holdings S.A. is Jean Luc Amez.

(4) The beneficial owner of Seral S.A. is Jean Luc Amez

(5) The beneficial owner of Vision Management Services Ltd. is AXA Offshore Financial.

(6)  The beneficial owner of Polaris Trust is Armando Ferrucci.

Changes in Control

Not Applicable

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable

ITEM 13.     EXHIBITS.

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation and Amendments	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on July 22, 2003
3.2	Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2006
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2003 and December 31, 2002:

Services	2003	2002
Audit fees	7,000	7,000
Audit related fees	0	0
Tax fees	0	0
Total fees	7,000	7,000

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:     /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:   President, Principal Executive and Member of the Board of Directors
Date:   October 23, 2006

By:     /s/ Roger Boileau
Name: Roger Boileau
Title:   Chief Financial Officer and Member of the Board of Directors
Date:   October 23, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:     /s/ Michel Bourbonnais
Name: Michel Bourbonnais
Title:   President, Principal Executive and Member of the Board of Directors
Date:   October 23, 2006

By:     /s/ Roger Boileau
Name: Roger Boileau
Title:   Chief Financial Officer and Member of the Board of Directors
Date:   October 23, 2006