Form 10QSB
period 2004-09-30
IVISION GROUP LTD
filed 2006-11-01
CIK 1099332

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

43,415,163 common shares outstanding as of October 31, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5

IVISION GROUP, LTD.
(A Development Stage Company)
Interim Consolidated Balance Sheet
Unaudited

September 30, 2004

CURRENT ASSETS
Cash	$0
Total Current Assets	0

TOTAL ASSETS	$0

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,500
Payable – related parties	27,000

TOTAL CURRENT LIABILITIES	54,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.10 par value 1,000,000 shares authorized, none issued
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 43,415,163 shares	43,416
Additional paid-in capital	3,224,333
Deficit	(3,322,249)
TOTAL STOCKHOLDERS’ DEFICIT	(54,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP, LTD.

(A Development Stage Company)

Interim Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (December 15, 1998 to) September 30, 2004
	2004	2003	2004	2003

Revenues	$0	$0	$0	$0	0
Cost of Sales	0	0	0	0	0

GROSS MARGIN	$0	$0	$0	$0	$0

EXPENSES
General and administrative	$15,000	$5,000	$25,000	$32,338	$560,645
Salaries and consulting	0	0	0	0	5,996
Interest	0	0	1,379	0	3,371
	$15,000	$5,000	$26,379	$32,338	$570.012

Income (loss) from operations	$(15,000)	$(5,000)	$(26,379)	$(32,338)	$(570,012)
Gain (loss) on disposal of Fixed assets	0	0	0	0	52,464
Forgiveness of debt	0	0	252,348	0	238,654
Bad debt	0	0	0	(56,296)	0
Net Income (loss) before income taxes	(15,000)	(5,000)	225,969	(88,634)	(278,894)
Income tax (benefit)	$0	$0	$0	$0	$(2,235)

Net income (loss) before Discontinued operations	(15,000)	(5,000)	225,969	(88,634)	(276,659)
Discontinued operations of Bankrupt subsidiary	$0	$0	$0	$0	$(3,045,590)
Net Income (Loss)	$(15,000)	$(5,000)	$225,969	$(88,634)	$(3,322,249)
Net income (loss) per share	$(0.00)	$(0.00)	$0.01	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,415,163	43,236,663	43,415,163	43,236,663

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP, LTD.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

	Three months ended September 30, 2004 (Unaudited) $	Three months ended September 30, 2003 (Unaudited) $	Nine months ended September 30, 2004 (Unaudited) $	Nine months ended September 30, 2003 (Unaudited) $	From Inception (December 15, 1998 to) September 30, 2004 (Unaudited)
Cash flow from (used in)
Operating Activities
Net income (loss) for the period	(15,000)	(5,000)	225,969	(88,634)	(3,322,249)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	0	0	959,514
Gain on settlement of debt	0	0	(252,348)	0	(304,812)
Foreign exchange	0	0	0	0	31,893
Expenses paid with stock	0	0	0	0	105,400
Disposal of assets	0	0	0	0	87,734

Changes in non-cash working capital balances related to operations
Source (use) of:

Accounts payable	3,000	(2,000)	9,000	9,000	27,500
Net cash used in operating activities	(12,000)	(7,000)	(17,379)	(79,634)	(2,415,020)
Cash flow from (used in) Investing activities
Acquisition of capital assets	0	0	0	0	(608,514)
Disposition of assets	0	0	0	0	251,124
Goodwill on acquisition of subs	0	0	0	0	(351,000)
Net cash used in investing activities	0	0	0	0	(708,390)
Cash flow from (used in) financing activities
Issuance of convertible debt	0	0	0	0	244,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP, LTD.

(A Development Stage Company)

InterimConsolidated Statements of Cash Flows (continued)

Unaudited

	Three months ended September 30, 2004 (Unaudited) $	Three months ended September 30, 2003 (Unaudited) $	Nine months ended September 30, 2004 (Unaudited) $	Nine months ended September 30, 2003 (Unaudited) $	From Inception (December 15, 1998 to) September 30, 2004 (Unaudited)
Sale of Stock	0	0	0	714	967,564
Additional paid in capital	0	0	0	70,920	1,298,381
Long term debt	0	0	0	0	408,941
Debt repayment	0	0	0	0	(408,941)
Note payable - related parties	0	0	0	0	883,382
Payables - related parties	12,000	7,000	16,000	8,000	(270,172)
Net cash provided by financing activities	12,000	7,000	16,000	79,634	3,123,410
Net Increase (decrease) in cash
And cash equivalents	0	0	(1,379)	0	0

Cash and cash equivalents, Beginning of the period	0	567	1,379	567	0

Cash and cash equivalents, End of the period	0	567	0	567	0

Supplemental disclosures
Cash flow information
Cash paid during the period for
Interest	0	0	1,379	0	21,639
Income taxes	0	0	0	0	0

The accompanying notes are an integral part of these financial statements.

IVISION GROUP, LTD.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2004

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

During  the period covered by these financial statements, the Company and its subsidiaries ceased operations relating to the marketing of its technologies and products, and during the period covered by these financial statements, the Company divested itself of all of its subsidiaries.

The Company is presently seeking other acquisitions.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation and Amendments	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on July 22, 2003
3.2	Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company Form 10-QSB filed with the Securities and Exchange Commission on October 30, 2006.
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2006
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith

31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVISION GROUP, LTD.

Date:  October 31, 2006

By:   /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:    President, principal executive officer

By:   /s/ Roger Boileau
Name:  Roger Boileau
Title:    Chief Financial Officer, principal accounting officer