Form 10KSB
period 2004-12-31
IVISION GROUP LTD
filed 2006-11-07
CIK 1099332

OMB APPROVAL
OMB Number 3235-0420 Expires March 31, 2007 Estimated average burden hours per response……………………………1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2004

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

 Commission File Number        000-28323

IVISION GROUP LTD.

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

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 2, 2006, the Issuer had a total of 43,415,163 shares of common stock issued and outstanding.

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

As of October 30, 2006, the Company had no employees.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock previously traded on the OTC/BB under the symbol "IVIG".  On June 27, 2000 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its quarterly and annual reports. The Company’s stock was traded on the grey market until August 19, 2005 which was the last trade.  Following is a report of high and low bid prices for the fiscal year 2004 and 2003.

Year 2004	High	Low
4th Quarter ended 12/31/04	0.0001	0.0001
3rd Quarter ended 9/30/04	0.0001	0.0001
2nd Quarter ended 6/30/04	0.0001	0.0001
1st Quarter ended 3/31/04	0.0001	0.0001

Year 2003	High	Lo
4th Quarter ended 12/31/03	0.0001	0.0001
3rd Quarter ended 9/30/03	0.0001	0.0001
2nd Quarter ended 6/30/03	0.0001	0.0001
1st Quarter ended 3/31/03	0.0001	0.0001

The information as provided above for the fiscal year ended 2003 and 2004 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of the date of this filing the Company’s stock is not listed for quotation.  The last available reported trade reported by the Pink Sheets was August 19, 2005 at $0.0001 per share.  As of October 30, 2006, there were 70 record holders of the Company’s common stock.

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

The Company presently has no cash. Presently the operations of the Company are being funded by loans from Mr. Care, a consultant to the Company.  Based on present operations the Company will not be able to satisfy its cash requirements during the next twelve months, and should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  It, however, does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

Financial statements as of the fiscal years ended December 31, 2004 and 2003 can be found on pages F-1 through F-13 of this document.

IVISION GROUP LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

IVISION GROUP LTD.

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders’ Deficit	F-6 to F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-13

Child, Van Wagoner &

Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

iVision Group Ltd.

We have audited the accompanying consolidated balance sheet of iVision Group Ltd. ( a Nevada development stage company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the  years ended December 31, 2004 and 2003, and for the period of December 15, 1998 (date of inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVision Group Ltd. as of December 31, 2004, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years ended December 31, 2004 and 2003, and for the period of December 15, 1998 (date of inception) to December 31, 2004,  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

November 4, 2006

IVISION GROUP LTD. (A Development Stage Company) Consolidated Balance Sheets
	December 31,
	2004	2003
Current Assets
Cash	$0	$1,379
Total Current Assets	0	1,379

Total Assets	$0	$1,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$34,500	$26,593
Payable - related parties	39,000	11,000
Note payable	0	244,255
Total Current Liabilities	73,500	281,848

Stockholders’ Deficit
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued
Common stock, $0.001, par value 100,000,000 shares authorized 43,415,163 shares outstanding	43,416	43,416
Additional paid in capital	3,224,333	3,224,333
Deficit	(3,341,249)	(3,548,218)
	(73,500)	(280,469)
	$0	$1,379

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31, 2004	YEAR ENDED DECEMBER 31, 2003	FROM INCEPTION (DECEMBER 15, 1998) TO DECEMBER 31, 2004

Revenue	$0	$0	$0

GROSS PROFIT	0	0	0

EXPENSES
General and administrative	44,000	31,462	579,645
Salaries and consulting	0	0	5,996
Interest	1,379	388	3,371
	45,379	31,850	589,012

LOSS FROM OPERATIONS	(45,379)	(31,850)	(589,012)

GAIN ON DISPOSAL OF FIXED ASSETS	0	0	52,464
FORGIVENESS OF DEBT	252,348	24,269	238,654
BAD DEBT	0	(56,296)	0

Net income (loss) before income taxes	206,969	$(63,877)	$(297,894)
Income tax (benefit)	0	0	(2,235)

Net income (loss) before discontinued operations	206,969	(63,877)	(295,659)
Discontinued operations of subsidiary	0	0	(3,045,590)
Net Income (Loss)	$206,969	$(63,877)	$(3,341,249)
Basic earnings (loss) per share	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	43,415,163	43,084,571

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD DECEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2004

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit	Total
Balance at December 15, 1998 (Date of Inception)	2,364,000	$2,364	$64,436	$(68,000)	$(1,200)
Balance at December 31, 1998	2,364,000	2,364	64,436	(68,000)	(1,200)
Issuance of common stock for all stock of iVision USA, Inc. January 27, 1999	8,000,000	8,000	(64,436)	393,899	337,463
Issuance of common stock for services at $0.01 February 8, 1999	670,000	670	6,030	0	6,700
Issuance of common stock as part payment for all stock of Bergeron Conseils Et Inc. and La Societe De Services September 1, 1999	34,000	34	50,966	0	51,000
Issuance of common stock for all stock of Xiem Productions Inc. September 15, 1999	200,000	200	299,800	0	300,000
Issuance of common stock for services at $.01 November 15, 1999	41,000	41	369	0	410
Issuance of common stock for services at $.01 December 2, 1999	200,000	200	1,800	0	2,000
Capital contributed	0	0	1,248,774		1,248,774
Net loss	0	0	0	(1,653,806)	(1,653,806)
Balance at December 31, 1999	11,509,000	11,509	1,607,739	(1,327,907)	291,341
Issuance of common stock for services at $0.63 March 3, 2000	109,538	110	68,840	0	68,950
Issuance of common stock for cash at $1.50 August 21, 2000	600,000	600	899,400	0	900,000
Issuance of common stock for cash at $1.50 August 21, 2000	50,000	50	0	0	50
Net loss for the year	0	0	0	(1,744,015)	(1,744,015)
Balance at December 31, 2000	12,268,538	12,269	2,575,979	(3,071,922)	(483,674)

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (continued)

FOR THE PERIOD DECEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2004

Issuance of common stock for services at $.10 June 11, 2001	55,000	$55	$5,445	$0	$5,500
Net loss for the year				(376,719)	(376,719)
Balance at December 31, 2001	12,323,538	12,324	2,581,424	(3,448,641)	(854,893)
Issuance of common stock for services at $0.001 June 3, 2002	400,000	400	0	0	400
Issuance of common stock for services at $0.00265 July 22, 2002	9,000,000	9,000	14,850	0	23,850
Issuance of common stock to cancel debt at $.0276 July 22, 2002	20,977,625	20,978	557,139	0	578,117
Net loss for the year				(35,700)	(35,700)
Balance at December 31, 2002	42,701,163	42,702	3,153,413	(3,484,341)	(228,226)
Issuance of common stock for cash at $0.10 on June 18, 2003.	714,000	714	70,920	0	71,634
Net Loss	0	0	0	(63,877)	(63,877)
Balance at December 31, 2003	43,415,163	43,416	3,224,333	(3,548,218)	(280,469)
Net income (loss)	0	0	0	206,969	206,969
Balance at December 31, 2004	43,415,163	$43,416	$3,224,333	$(3,341,249)	$(73,500)

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Year Ended			FROM INCEPTION (DECEMBER 15, 1998) TO DECEMBER 31, 2004
	December 31, 2004	December 31, 2003
CASH FLOW FROM (USED OPERATING ACTIVITIES
Net income (loss) for the period	$206,969	$(63,877)	$(3,341,249)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	(252,348)	0	(304,812)
Foreign exchange	0	0	31,893
Expenses paid with stock	0	0	105,400
Disposal of assets	0	0	87,734

Changes in non-cash working capital balances related to operations:
Source (use) of
Sales and income tax receivable	0	0	0
Accounts payable	16,000	(11,836)	34,500
	(29,379)	(75,713)	(2,427,020)
Cash flow from (used in) investing activities
Acquisition of capital assets	0	0	(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subs	0	0	(351,000)
	0	0	(708,390)
Cash flow from (used in) financing activities
Issuance of convertible debt	0	0	244,255
Sale of stock	0	714	967,564
Additional paid in capital	0	70,920	1,298,381
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	0	4,891	883,382
Payables – related parties	28,000	0	(258,172)
	28,000	76,525	3,135,410

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,379)	812	0
Cash and cash equivalents at beginning of period	1,379	567	0

CASH & CASH EQUIVALENTS AT END OF PERIOD	$0	$1,379	$0

Supplemental disclosures of cash flow information Cash paid during period for
Interest	1,379	388	21,639
Income taxes	0	0	0

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

1.  ORGANIZATION AND BUSINESS ACTIVITIES

The Company was incorporated under the laws of the State of Nevada on February 19, 1986 with authorized common stock of 10,000,000 shares with par value of $0.0025.  On April 25, 1998 the authorized common stock was increased to 100,000,000 shares with a change in par value to $0.001 and on February 9, 1999 the Company changed its name to IVision Group Ltd.  On April 15, 1998 the Company completed a reverse common stock split of two shares of its outstanding stock for one share and on January 8, 1999 a forward common stock split of one share of outstanding stock for four shares.  This report has been prepared showing after stock split shares with a par value of $0.001 from inception.  On January 27, 1999 the company acquired all of the outstanding stock of I Vision USA Inc. through a stock for stock exchange in which the stockholders of I Vision USA Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of I Vision USA Inc.  I Vision USA Inc. was organized in the state of Delaware on December 15, 1998 and had purchased all of the outstanding stock of I Vision Integral Inc. which was organized in Canada during March 1998.  I Vision USA Inc. and I Vision Integral Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web.  For reporting purposes, the acquisition is treated as an acquisition of the Company by I Vision USA Inc. (reverse acquisition) and a recapitalization of I Vision USA Inc.   The historical financial statements prior to January 27, 1999 are those of I Vision USA Inc. and its subsidiary I Vision Integral Inc.  During September 1999 the Company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisation Inc., and Ixiem Production Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000 CDN.   This debt was settled for stock and the companies have since been discontinued or abandoned.

The consolidated financial statements shown in this report include the accounts of the Company and its wholly owned subsidiaries as outlined in the notes above.   All material intercompany accounts and transactions have been eliminated.  These financial statements are presented from the inception date of December 15, 1998 which was the date of incorporation of I Vision U.S.A, Inc. as this company was the last operating entity.

During fiscal year 2003, the Company and its subsidiaries ceased operations relating to the marketing of its technologies and products and during the period covered by these financial statements, the Company divested itself of all of its subsidiaries.

The Company is presently seeking other acquisitions.

1.

GOING CONCERN

As of December 31, 2004, the Company has an accumulated deficit of $3,341,249 and remains in development stage due to it lack of business operations.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

December 31, 2004 and 2003

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Comprehensive Income

Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders’ deficit as of December 31, 2004.

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

December 31, 2004 and 2003

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the   period in which the advertising   space or airtime is used.  There were no advertising costs for the periods ended December 31, 2004 and December 31, 2003.

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

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

4.  NOTE PAYABLE - REDEEMABLE SHARES

At December 31, 2003, the Company owed $244,255 to an entity who helped with the Dynasys acquisition.  The debt is convertible into 389,000 shares of preferred stock of Dynasys.  The note payable has been written off and was assumed by Crisis Management Inc. pursuant to the divestiture agreement between the Company and Crisis Management Inc. whereby the Company divested itself of all of the subsidiaries on April 1, 2004.

.

5.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.  As of December 31, 2004 and 2003, the Company had 43,415,163 and 43,415,163 shares of common stock outstanding, respectively.

During the quarter ended June 30, 2003, the Company sold a total of 714,000 shares of common stock, at $0.10 per share.

6.  INCOME TAXES

The components of the provision for income taxes at December 31, 2004 are as follows:

Current- Federal

$

0

Deferred- Federal

0

Income tax provision

$

0

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using

U.S. Federal statutory rate

$

102,968

Use of loss carryforwards

(118,395)

Change in valuation

 allowance

15,427

Effective tax

$

0

Deferred tax assets (liabilities) consisted of the following at December 31, 2004

Deferred tax assets

Net operating loss

Carryforwards

$

31,850

Deferred tax liability

0

Valuation allowance

(31,850)

$

0

At December 31, 2004, the Company has net operating loss (NOL) carryforwards totaling approximately $91,000. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2004 was $15,427 and $800 for the year ended December 31, 2003.  The figures for 2004 reflect those of the Company only, as all subsidiaries are now gone.

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

7. LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2004 and 2003:

2004

2003

Net income (loss) available to

common stockholders

$

206,969

$

(63,877)

Weighted average shares:

Outstanding all year

43,415,163

42,701,163

Outstanding 53.7% of year

0

383,408

43,415,163

43,084,571

Basic income (loss) per share

(based on weighted

average shares)

$                 0.00

$

(0.00)

8.  RESEARCH AND DEVELOPMENT

Research and development expenses were nil for the year 2004 and 2003.

9.   RELATED PARTY TRANSACTIONS

At December 31, 2002 the Company owed $6,109 to related parties in which the Company's officers at that time held management positions.  During 2003, the debt was forgiven.  As of December 31, 2004 the Company owes $39,000 to a related party for services rendered or funds advanced on behalf of the Company.

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

Not applicable

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

The Company’s directors are elected by the holders of the Company’s common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company’s shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in the Company’s bylaws to be held on January 1st, every year at 11:30 am or at such other date and time that shall be scheduled by the Board of Directors.  Due to the lack of operations, the Company has not yet held its shareholders meeting for 2003, 2004, 2005 or 2006.  The Company expects to hold  a shareholders meeting during the fourth quarter of 2006. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

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

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
President & CEO	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
President & CEO*	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Victor LaCroix President & CEO	2002	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

* The Company’s President and CEO resigned effective January 31, 2003 and a new CEO and President was not appointed until December 22, 2003.  There was no consideration paid during the fiscal years ended December 31, 2003 and 2004.

Options

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2004.

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

Employment Contracts and Termination of Employment and Change –in –Control Arrangements

The Company does not have any employment contracts with any of its executive officers and has no termination of employment or change in control arrangements with any of its executive officers.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of November 1, 2006, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors and 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Michel Bourbonnais, officer and director of IVision Group Ltd.	No common shares held either directly or indirectly	0.00%
Common	Roger Boileau, officer and director of IVision Group Ltd.	1,600,000 shares held directly	3.68%
Common	All Officers and Directors as a group	1,600,000 Common shares	3.68%
TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Eurovision Financial Services Ltd. P.O. Box 14 The Valley Anguilla West Indies	6,604,879 common shares held directly (2)	15.21%
Common	Obond Holdings S.A. c/o 2500 Daniel Johnson Blvd Laval, Quebec	10,100,000 common shares held directly(3)	23.26%%
Common	Seral SA c/o 2500 Daniel Johnson Blvd Laval, Quebec	10,027,625 common shares held directly(4)	23.09%
Common	Vision Management Services Ltd. 29 Retirement Rd., P.O. N-777 Nassau	4,173,160 common shares held directly(5)	9.61%
Common	Polaris Trust c/o Daniel Brantley & Associates Charlestown, Nevis, West Indies	2,269,080 common shares held directly(6)	5.23%

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2004 and December 31, 2003:

Services	2004	2003
Audit fees	10,500	10,500
Audit related fees	0	0
Tax fees	0	0
Total fees	10,500	10,500

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
Date:   November 6, 2006

By:     /s/ Roger Boileau
Name: Roger Boileau
Title:   Chief Financial Officer and Member of the Board of Directors
Date:   November 6, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:     /s/ Michel Bourbonnais
Name: Michel Bourbonnais
Title:   President, Principal Executive and Member of the Board of Directors
Date:   November 6, 2006

By:     /s/ Roger Boileau
Name: Roger Boileau
Title:   Chief Financial Officer and Member of the Board of Directors
Date:   November 6, 2006