Form 10QSB
period 2005-03-31
IVISION GROUP LTD
filed 2006-11-24
CIK 1099332

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

43,415,163 common shares outstanding as of November 15, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5

IVISION GROUP LTD.
(A Development Stage Company)
Interim Consolidated Balance Sheet
Unaudited

March 31, 2005

CURRENT ASSETS
Cash	$0
Total Current Assets	0

TOTAL ASSETS	$0

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,500
Payable related parties	51,000
Note payable	0

TOTAL CURRENT LIABILITIES	88,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.10 par value 1,000,000 shares authorized, none issued
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 43,415,163 shares	43,416
Additional paid in capital	3,224,333
Deficit	(3,356,249)
TOTAL STOCKHOLDERS’ DEFICIT	(88,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)
Interim Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	From Inception (December 15, 1998 to March 31, 2005
Revenue	$0	$0	$0
Cost of Sales	0	0	0
GROSS MARGIN	$0	$0	$0

EXPENSES
General and Administrative	$15,000	$5,000	$594,645
Salaries and consulting	0	0	5,996
Financial	0	379	3,371
	15,000	5,379	604,012

Income (loss) from operations	$(15,000)	$(5,379)	$(604,012)
Gain (loss) on disposal of Fixed assets			52,464
Forgiveness of debt	0	0	238,654
Bad debts	$0	$0	$0
Net income (loss) before income taxes	(15,000)	(5,379)	(312,894)
Income tax (benefit)	0	0	(2,235)
Net income (loss) before Discontinued operations	$(15,000)	$(5,379)	$(310,659)
Discontinued operations of Bankrupt subsidiary	0	0	(3,045,590)
Net Loss	$(15,000)	$(5,379)	$(3,356,249)
Net income (loss) per share	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,415,163	43,415,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP LTD.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows

Unaudited

Three Months Ended			FROM INCEPTION (DECEMBER 15, 1998) THROUGH MARCH 31, 2005
	March 31, 2005	March 31, 2004
Cash flow from (used in) Operating activities
Net Income / (Loss) for the period	$(15,000)	$(5,379)	$(3,356,249)
Adjustment to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	0	0	(304,812)
Foreign exchange	0	0	31,893
Expenses paid with stock	0	0	105,400
Disposal of assets	0	0	87,734

Changes in non-cash working capital balances
Related to operations
Source (use) of

Accounts payable	3,000	3,000	37,500
Net cash used in operating activities	(12,000)	(2,379)	(2,439,020)
Cash flow from (used in) Investing Activities

Acquisition of capital assets	$0	$0	$(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subs	0	0	(351,000)
Net cash used in investing activities	0	0	(708,390)
Cash flow from (used in) financing activities

Issuance of convertible debt	$0	$0	$244,255
Sale of Stock	0	0	967,564
Additional paid in capital	0	0	1,298,381
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	0	0	883,382
Payables – related parties	12,000	2,000	(246,172)
Net cash provided by financing activities	$12,000	$2,000	$3,147,410

Net Increase (decrease) in cash and cash equivalents	0	(379)	0

Cash and cash equivalents beginning of the period	0	1,379	0

Cash and cash equivalents end of the period	0	1,000	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP LTD.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows

Unaudited

Supplemental disclosures of Cash flow information

Cash paid during the period for
Interest	0	379	21,639
Income taxes	0	0	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP LTD.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 of IVision Group Ltd. (the "Company").

The interim consolidated financial statements present the balance sheet, statements of operations, and cash flows of IVision Group Ltd. All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements are presented from the inception date of December 15, 1998 which was the date of incorporation of iVision USA, Inc. as this company was the last operating entity.

During fiscal year 2003 the Company and its subsidiaries ceased operations and on April 1, 2004, the Company divested itself of all of its subsidiaries by way of a divestiture agreement whereby the Company transferred all of the shares of the subsidiaries in exchange for the assumption of all of the outstanding debt of the subsidiaries.  The impact of these divestitures on the balance sheet of the Company was to substantially reduce the outstanding liabilities.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

.

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation and Amendments	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on July 22, 2003
3.2	Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-QSB filed with the Securities and Exchange Commission on October 30, 2006.
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2006
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IVISION GROUP, LTD.

Date:  November 17, 2006

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:    President, principal executive officer

By:  /s/ Roger Boileau
Name:  Roger Boileau
Title:    Chief Financial Officer, principal accounting officer