Form 10KSB
period 2005-12-31
IVISION GROUP LTD
filed 2006-12-05
CIK 1099332

OMB APPROVAL
OMB Number 3235-0420 Expires March 31, 2007 Estimated average burden hours per response……………………………1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2005

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

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 30, 2006, the Issuer had a total of 43,415,163 shares of common stock issued and outstanding.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock previously traded on the OTC/BB under the symbol "IVIG".  On June 27, 2000 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its quarterly and annual reports. The Company’s stock was traded on the grey market until August 19, 2005 which was the last trade.  Following is a report of high and low bid prices for the fiscal year 2005 and 2004.

Year 2005	High	Low
4th Quarter ended 12/31/05*	Not Applicable	Not Applicable
3rd Quarter ended 9/30/05*	Not Applicable	Not Applicable
2nd Quarter ended 6/30/05	0.0001	0.0001
1st Quarter ended 3/31/05	0.0001	0.0001

* The Company’s stock did not trade and was not quoted during these periods.  The last trade or quotation was August 19, 2005 at $0.0001 per share.

Year 2004	High	Low
4th Quarter ended 12/31/04	0.0001	0.0001
3rd Quarter ended 9/30/04	0.0001	0.0001
2nd Quarter ended 6/30/04	0.0001	0.0001
1st Quarter ended 3/31/04	0.0001	0.0001

The information as provided above for the fiscal year ended 2004 and 2005 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of the date of this filing the Company’s stock is not listed for quotation.  The last available reported trade reported by the Pink Sheets was August 19, 2005 at $0.0001 per share.  As of November 30, 2006, there were 70 record holders of the Company’s common stock.

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

ITEM 7.      FINANCIAL STATEMENTS

Financial statements as of the fiscal years ended December 31, 2005 and 2004 can be found on pages F-1 through F-13 of this document.

IVISION GROUP LTD.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2004

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

Child, Van Wagoner &

Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

iVision Group Ltd.

We have audited the accompanying consolidated balance sheet of iVision Group Ltd. ( a Nevada development stage company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the  years ended December 31, 2005 and 2004, and for the period of December 15, 1998 (date of inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iVision Group Ltd. as of December 31, 2005, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years ended December 31, 2005 and 2004, and for the period of December 15, 1998 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

November 24, 2006

IVISION GROUP LTD. (A Development Stage Company) Consolidated Balance Sheets
	December 31,
	2005	2004
Current Assets
Cash	$0	$0
Total Current Assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$48,500	$34,500
Payable - related parties	87,000	39,000
Total Current Liabilities	135,500	73,500

Stockholders’ Deficit
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued
Common stock, $0.001, par value 100,000,000 shares authorized 43,415,163 shares outstanding	43,416	43,416
Additional paid in capital	3,224,333	3,224,333
Retained Deficit	(3,403,249)	(3,341,249)
Total Stockholder’s Deficit	(135,500)	(73,500)
Total Liabilities and Stockholders’ Deficit	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	FROM INCEPTION (DECEMBER 15, 1998) TO DECEMBER 31, 2005

Revenue	$0	$0	$0

GROSS PROFIT	0	0	0

EXPENSES
General and administrative	62,000	44,000	641,645
Salaries and consulting	0	0	5,996
Interest	0	1,379	3,371
	62,000	45,379	651,012

INCOME (LOSS) FROM OPERATIONS	(62,000)	(45,379)	(651,012)

GAIN (LOSS) ON DISPOSAL OF FIXED ASSETS	0	0	52,464
FORGIVENESS OF DEBT	0	252,348	238,654
	0	252,348	291,118
Net income (loss) before income taxes	0	$206,969	$(359,894)
Income tax (benefit)	0	0	(2,235)

Net income (loss) before discontinued operations	(62,000)	206,969	(357,659)
Discontinued operations of subsidiary	0	0	(3,045,590)
Net Income (Loss)	$(62,000)	$206,969	$(3,403,249)
Basic earnings (loss) per share	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	43,415,163	43,415,163

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD DECEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance at December 15, 1998 (Date of Inception)	2,364,000	$2,364	$64,436	$(68,000)	$(1,200)
Balance at December 31, 1998	2,364,000	2,364	64,436	(68,000)	(1,200)
Issuance of common stock for all stock of iVision USA, Inc. January 27, 1999	8,000,000	8,000	(64,436)	393,899	337,463
Issuance of common stock for services at $0.01 February 8, 1999	670,000	670	6,030	0	6,700
Issuance of common stock as part payment for all stock of Bergeron Conseils Et Inc. and La Societe De Services September 1, 1999	34,000	34	50,966	0	51,000
Issuance of common stock for all stock of Xiem Productions Inc. September 15, 1999	200,000	200	299,800	0	300,000
Issuance of common stock for services at $.01 November 15, 1999	41,000	41	369	0	410
Issuance of common stock for services at $.01 December 2, 1999	200,000	200	1,800	0	2,000
Capital contributed	0	0	1,248,774		1,248,774
Net loss	0	0	0	(1,653,806)	(1,653,806)
Balance at December 31, 1999	11,509,000	11,509	1,607,739	(1,327,907)	291,341
Issuance of common stock for services at $0.63 March 3, 2000	109,538	110	68,840	0	68,950
Issuance of common stock for cash at $1.50 August 21, 2000	600,000	600	899,400	0	900,000
Issuance of common stock for cash at $1.50 August 21, 2000	50,000	50	0	0	50
Net loss for the year	0	0	0	(1,744,015)	(1,744,015)
Balance at December 31, 2000	12,268,538	12,269	2,575,979	(3,071,922)	(483,674)

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (continued)

FOR THE PERIOD DECEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2005

Issuance of common stock for services at $.10 June 11, 2001	55,000	$55	$5,445	$0	$5,500
Net loss for the year				(376,719)	(376,719)
Balance at December 31, 2001	12,323,538	12,324	2,581,424	(3,448,641)	(854,893)
Issuance of common stock for services at $0.001 June 3, 2002	400,000	400	0	0	400
Issuance of common stock for services at $0.00265 July 22, 2002	9,000,000	9,000	14,850	0	23,850
Issuance of common stock to cancel debt at $.0276 July 22, 2002	20,977,625	20,978	557,139	0	578,117
Net loss for the year				(35,700)	(35,700)
Balance at December 31, 2002	42,701,163	42,702	3,153,413	(3,484,341)	(288,226)
Issuance of common stock for cash at $0.10 on June 18, 2003.	714,000	714	70,920	0	71,634
Net loss for the year	0	0	0	(63,877)	(63,877)
Balance at December 31, 2003	43,415,163	43,416	3,224,333	(3,548,218)	(280,469)
Net income for the year	0	0	0	206,969	206,969
Balance at December 31, 2004	43,415,163	43,416	3,224,333	(3,341,249)	(73,500)
Net loss for the year	0	0	0	(62,000)	(62,000)
Balance at December 31, 2005	43,415,163	$43,416	$3,224,333	$(3,403,249)	$(135,500)

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Year Ended			FROM INCEPTION (DECEMBER 15, 1998) TO DECEMBER 31, 2005
	December 31, 2005	December 31, 2004
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period	$(62,000)	$206,969	$(3,403,249)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	0	(252,348)	(304,812)
Foreign exchange	0	0	31,893
Expenses paid with stock	0	0	105,400
Disposal of assets	0	0	87,734

Changes in non-cash working capital balances related to operations:
Source (use) of
Accounts payable	14,000	16,000	48,500
Net cash used in operating activities	(48,000)	(29,379)	(2,475,020)
Cash flow from (used in) investing activities
Acquisition of capital assets	0	0	(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subs	0	0	(351,000)
Net cash used in investing activities	0	0	(708,390)
Cash flow from (used in) financing activities
Issuance of convertible debt	0	0	244,255
Issuance of common stock	0	0	967,564
Additional paid in capital	0	0	1,298,381
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	0	0	883,382
Payables – related parties	48,000	28,000	(210,172)
Net cash provided by financing activities	48,000	28,000	3,183,410

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0	(1,379)	0
Cash and cash equivalents at beginning of period	0	1,379	0

CASH & CASH EQUIVALENTS AT END OF PERIOD	$0	$0	$0

Supplemental disclosures of cash flow information Cash paid during period for
Interest	0	1,379	21,639
Income taxes	0	0	0

The accompanying notes are an integral part of these consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

1.

GOING CONCERN

As of December 31, 2005, the Company has an accumulated deficit of $3,403,249 and remains in development stage due to it lack of business operations.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

December 31, 2005 and 2004

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

Comprehensive Income

Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no significant impact on total stockholders’ deficit as of December 31, 2005.

Income Taxes

Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  Statement of Financial Accounting Standards No. 109, requires recording a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of. “SFAS” No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the   period in which the advertising   space or airtime is used.  There were no advertising costs for the periods ended December 31, 2005 and December 31, 2004.

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

December 31, 2005 and 2004

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

.

5.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.  As of December 31, 2005 and 2004, the Company had 43,415,163 and 43,415,163 shares of common stock outstanding, respectively.

6.  INCOME TAXES

The components of the provision for income taxes at December 31, 2005 are as follows:

Current- Federal

$

0

Deferred- Federal

0

Income tax provision

$

0

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using

U.S. Federal statutory rate

$

(21,700)

Use of loss carryforwards

0

Change in valuation

 allowance

21,700

Effective tax

$

0

Deferred tax assets (liabilities) consisted of the following at December 31, 2005

Deferred tax assets

Net operating loss

Carryforwards

$

53,550

Deferred tax liability

0

Valuation allowance

(53,550)

$

0

At December 31, 2005, the Company has net operating loss (NOL) carryforwards totaling approximately $153,000. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2005 was $21,700 and $15,427 for the year ended December 31, 2004.  The figures for 2005 and 2004 reflect those of the Company only, as all subsidiaries are now gone.

IVISION GROUP LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

7.  INCOME (LOSS) PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2005 and 2004:

2005

2004

Net income (loss) available to

common stockholders

$

(62,000)

$

206,969

Weighted average shares:

Outstanding all year

43,415,163

43,415,163

43,415,163

43,415,163

Basic income (loss) per share

(based on weighted

average shares)

$                (0.00)

$

0.00

8.  RESEARCH AND DEVELOPMENT

Research and development expenses were nil for the year 2005 and 2004.

9.   RELATED PARTY TRANSACTIONS

As of December 31, 2005 the Company owes  $87,000 and  $39,000  as of December 31, 2004 to a related party for services rendered or funds advanced on behalf of the Company.

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

Due to the inactivity of the Company on December 22, 2003 the previous directors of the Company appointed Michael Bourbonnais and Roger Boileau to the Board of Directors. Immediately effective with the appointment of Mr. Boileau and Mr. Bourbonnais all of the previous Directors resigned.  On December 22, 2003, Mr. Michel Bourbonnais and Mr. Boileau became the only members of the Board of Directors and the only officers of the Company.

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

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
President & CEO	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
President & CEO	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
President & CEO*	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

* The Company’s President and CEO resigned effective January 31, 2003 and a new CEO and President was not appointed until December 22, 2003.  There was no consideration paid during the fiscal years ended December 31, 2004 and 2005.

Options

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2005.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of November 20, 2006, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors and 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2005 and December 31, 2004:

Services	2005	2004
Audit fees	10,500	10,500
Audit related fees	0	0
Tax fees	750	750
Total fees	11,250	11,250

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
Date:   December 4, 2006

By:     /s/ Roger Boileau
Name: Roger Boileau
Title:   Chief Financial Officer and Member of the Board of Directors
Date:   December 4, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:     /s/ Michel Bourbonnais
Name: Michel Bourbonnais
Title:   President, Principal Executive and Member of the Board of Directors
Date:   December 4, 2006

By:     /s/ Roger Boileau
Name: Roger Boileau
Title:   Chief Financial Officer and Member of the Board of Directors
Date:   December 4, 2006