Form 10QSB
period 2006-03-31
IVISION GROUP LTD
filed 2006-12-08
CIK 1099332

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

43,415,163 common shares outstanding as of November 30, 2006

Transitional Small Business Disclosure Format:  Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5

IVISION GROUP LTD.
(A Development Stage Company)
Interim Consolidated Balance Sheet
Unaudited

March 31, 2006

CURRENT ASSETS
Cash	$0
Total Current Assets	0

TOTAL ASSETS	$0

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$51,500
Payable related parties	99,000

TOTAL CURRENT LIABILITIES	150,500

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.10 par value 1,000,000 shares authorized, none issued
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 43,415,163 shares	43,416
Additional paid in capital	3,224,333
Deficit	(3,418,249)
TOTAL STOCKHOLDERS’ DEFICIT	(150,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP LTD.

(A Development Stage Company)
Interim Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	From Inception (December 15, 1998) to March 31, 2006
Revenue	$0	$0	$0
Cost of Sales	0	0	0
GROSS MARGIN	0	0	0

EXPENSES
General and Administrative	15,000	15,000	656,645
Salaries and consulting	0	0	5,996
Financial	0	0	3,371
	15,000	15,000	666,012

Income (loss) from operations	(15,000)	(15,000)	(666,012)
Gain (loss) on disposal of Fixed assets			52,464
Forgiveness of debt	0	0	238,654
Bad debts	0	0	0
Net income (loss) before income taxes	(15,000)	(15,000)	(374,894)
Income tax (benefit)	0	0	(2,235)
Net income (loss) before Discontinued operations	(15,000)	(15,000)	(372,659)
Discontinued operations of Bankrupt subsidiary	0	0	(3,045,590)
Net Loss	$(15,000)	$(15,000)	$(3,418,249)
Net income (loss) per share	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,415,163	43,415,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP LTD.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows

Unaudited

Three Months Ended			FROM INCEPTION (DECEMBER 15, 1998) THROUGH MARCH 31, 2006
	March 31, 2006	March 31, 2005
Cash flow from (used in) Operating activities
Net Income / (Loss) for the period	$(15,000)	$(15,000)	$(3,418,249)
Adjustment to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	0	0	(304,812)
Foreign exchange	0	0	31,893
Expenses paid with stock	0	0	105,400
Disposal of assets	0	0	87,734

Changes in non-cash working capital balances
Related to operations
Source (use) of

Accounts payable	3,000	3,000	51,500
Net cash used in operating activities	(12,000)	(12,000)	(2,487,020)
Cash flow from (used in) Investing Activities

Acquisition of capital assets	0	0	(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subs	0	0	(351,000)
Net cash used in investing activities	0	0	(708,390)
Cash flow from (used in) financing activities

Issuance of convertible debt	0	0	244,255
Sale of Stock	0	0	967,564
Additional paid in capital	0	0	1,298,381
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	0	0	883,382
Payables – related parties	12,000	12,000	(198,172)
Net cash provided by financing activities	12,000	12,000	3,195,410

Net Increase (decrease) in cash and cash equivalents	0	0	0

Cash and cash equivalents beginning of the period	0	0	0

Cash and cash equivalents end of the period	$0	$0	$0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP LTD.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows

Unaudited

Supplemental disclosures of Cash flow information

Cash paid during the period for
Interest	0	0	21,639
Income taxes	0	0	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IVISION GROUP LTD.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 of IVision Group Ltd. (the "Company").

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

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

IVISION GROUP LTD.

Date:  December 7, 2006

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:    President, principal executive officer

By:  /s/ Roger Boileau
Name:  Roger Boileau
Title:    Chief Financial Officer, principal accounting officer