Form 10KSB
period 2006-12-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2007-04-02
CIK 1099332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2006

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        000-28323

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

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

Aggregate market value of voting and non-voting common equity held by non-affiliates is $53,342 based on a price of $0.01 per share which is the last price at which common equity was sold on March 19, 2007.

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

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 21, 2007, the Issuer had a total of 5,834,185  shares of common stock issued and outstanding.

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

Definitive Information Statement filed on Form 14-C regarding a reverse split and name changed filed January 19, 2007

Definitive Information Statement filed on Form 14-C for the annual meeting of the shareholders filed January 26, 2007

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

ITEM 1.     DESCRIPTION OF BUSINESS.

(a)

Business Development

Tire International Environmental Solutions Inc. (formerly Ivision Group Ltd. ) (the “Company”) was incorporated as Engle Mining Co., Inc. under the laws of the State of Nevada on February 19, 1986.

As of fiscal year 2003 all operations in the Company and its subsidiaries ceased due to a lack of available capital to continue operations.  On April 1, 2004, the Company divested itself of all of its wholly owned subsidiaries.

On December 21, 2006 the Company issued a total of 500,000 post split common shares pursuant to a debt settlement agreement between the Company and Mr. Antonio Care.  This issuance of shares effected a change in control of the Company.

On February 8, 2007, the Company effected a reverse split of its shares of common stock on the basis of 1 new share for every 100 shares held at the time of the reverse split.  Concurrent with the reverse split of its shares the Company changed its name to Tire International Environmental Solutions Inc.

The Company presently has no operations and is seeking an acquisition.  It has entered in negotiations with several companies but has not yet concluded an agreement.

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

As of March 21, 2007, the Company had no employees.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock previously traded on the OTC/BB under the symbol "IVIG".  On June 27, 2000 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its quarterly and annual reports. Unsolicited bid and ask quotations were routinely quoted on the pink sheets until August 19, 2005 which was the last trade.  Following is a report of high and low bid prices for the fiscal year 2005.

Year 2005	High	Low
4th Quarter ended 12/31/05*	Not Applicable	Not Applicable
3rd Quarter ended 9/30/05*	Not Applicable	Not Applicable
2nd Quarter ended 6/30/05	0.0001	0.0001
1st Quarter ended 3/31/05	0.0001	0.0001

* The Company’s stock did not trade and was not quoted during these periods.  The last trade or quotation was August 19, 2005 at $0.0001 per share.

The information as provided above for the fiscal year ended 2005 and 2006 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of the date of this filing the Company’s stock is not listed for quotation.  The last available reported trade reported by the Pink Sheets was August 19, 2005 at $0.0001 per share.  As of March 21, 2007, there were 87 record holders of the Company’s common stock.

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

The Company presently has little cash. Presently the operations of the Company are being funded by loans from Mr. Care, a consultant to the Company.  Based on present operations the Company will not be able to satisfy its cash requirements during the next twelve months, and should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  It, however, does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

Financial statements as of the fiscal years ended December 31, 2006 and 2005 can be found on pages F-1 through F-14 of this document.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2005

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Stockholders’ Deficit	F-6 to F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-14

Child, Van Wagoner &

Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Tire International Environmental Solutions Inc. (formerly iVision Group Ltd.)

We have audited the accompanying consolidated balance sheet of Tire International Environmental Solutions Inc. (a Nevada development stage company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005, and for the period of December 15, 1998 (date of inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tire International Environmental Solutions Inc. as of  December 31, 2006, and the results of its operations, changes in stockholders’ deficit  and its cash flows for the  years ended December 31, 2006 and 2005, and for the period of December 15, 1998 (date of inception) to December 31, 2006,  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

March 29, 2007

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC. (Formerly “ IVISION GROUP LTD.”) (A Development Stage Company) Consolidated Balance Sheets
	December 31,
	2006	2005
Current Assets
Cash	$1,989	$0
Total Current Assets	0	0

Total Assets	$1,989	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$41,444	$48,500
Payable - related parties	325,000	87,000
Total Current Liabilities	366,444	135,500

Stockholders’ Deficit
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued
Common stock, $0.001, par value 100,000,000 shares authorized 934,185 shares outstanding as at December 31, 2006 and 434,185 as at December 31, 2005	934	434
Additional paid in capital	3,271,815	3,267,315
Retained Deficit	(3,637,204)	(3,403,249)
Total Stockholder’s Deficit	(364,455)	(135,500)
Total Liabilities and Stockholders’ Deficit	$1,989	$0

The accompanying notes are an integral part of these consolidated financial statements.

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

 (A Development Stage Company)

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31, 2006	YEAR ENDED DECEMBER 31, 2005	FROM INCEPTION (DECEMBER 15, 1998) TO DECEMBER 31, 2006

Revenue	$0	$0	$0

GROSS PROFIT	0	0	0

EXPENSES
General and administrative	233,756	62,000	875,400
Salaries and consulting	0	0	5,996
Interest	199	0	3,570
	233,955	62,000	884,967

INCOME (LOSS) FROM OPERATIONS	(233,955)	(62,000)	(884,967)

GAIN (LOSS) ON DISPOSAL OF FIXED ASSETS	0	0	52,464
FORGIVENESS OF DEBT	0	0	238,654
	0	0	291,118
Net income (loss) before income taxes	(233,955)	$(62,000)	$(593,849)
Income tax (benefit)	0	0	(2,235)

Net income (loss) before discontinued operations	(233,955)	(62,000)	(591,614))
Discontinued operations of subsidiary	0	0	(3,045,590)
Net Income (Loss)	$(233,955)	$(62,000)	$(3,637,204)
Basic earnings (loss) per share	$(0.52)	$0.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	447,884	434,185

The accompanying notes are an integral part of these consolidated financial statements.

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

 (A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD DECEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance at December 15, 1998 (Date of Inception)	23,674	$24	$66,776	$(68,000)	$(1,200)
Balance at December 31, 1998	23,674	24	66,776	(68,000)	(1,200)
Issuance of common stock for all stock of iVision USA, Inc. January 27, 1999	80,000	80	(56,516)	393,899	337,463
Issuance of common stock for services at $1.00 February 8, 1999	6,700	7	6,693	0	6,700
Issuance of common stock as part payment for all stock of Bergeron Conseils Et Inc. and La Societe De Services September 1, 1999	340	0	51,000	0	51,000
Issuance of common stock for all stock of Xiem Productions Inc. September 15, 1999	2,000	2	299,998	0	300,000
Issuance of common stock for services at $1.00 November 15, 1999	410	0	410	0	410
Issuance of common stock for services at $1.00 December 2, 1999	2,000	2	1,998	0	2,000
Capital contributed	0	0	1,248,774		1,248,774
Net loss	0	0	0	(1,653,806)	(1,653,806)
Balance at December 31, 1999	115,124	115	1,619,133	(1,327,907)	291,341
Issuance of common stock for services at $62.97 March 3, 2000	1,095	1	68,949	0	68,950
Issuance of common stock for cash at $150.00 August 21, 2000	6,000	6	899,994	0	900,000
Issuance of common stock for cash at $0.10 August 21, 2000	500	0	50	0	50
Net loss for the year	0	0	0	(1,744,015)	(1,744,015)
Balance at December 31, 2000	122,719	122	2,588,126	(3,071,922)	(483,674)

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

 (A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (continued)

FOR THE PERIOD DECEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2005

Issuance of common stock for services at $10.00 June 11, 2001	550	$1	$5,449	$0	$5,500
Net loss for the year				(376,719)	(376,719)
Balance at December 31, 2001	123,269	123	2,593,625	(3,448,641)	(854,893)
Issuance of common stock for services at $0.10 June 3, 2002	4,000	4	396	0	400
Issuance of common stock for services at $0.265 July 22, 2002	90,000	90	23,760	0	23,850
Issuance of common stock to cancel debt at $2.76 July 22, 2002	209,776	210	577,907	0	578,117
Net loss for the year				(35,700)	(35,700)
Balance at December 31, 2002	427,045	427	3,195,688	(3,484,341)	(288,226)
Issuance of common stock for cash at $10.03 on June 18, 2003.	7,140	7	71,627	0	71,634
Net loss for the year	0	0	0	(63,877)	(63,877)
Balance at December 31, 2003	434,185	434	3,267,315	(3,548,218)	(280,469)
Net income for the year	0	0	0	206,969	206,969
Balance at December 31, 2004	434,185	434	3,267,315	(3,341,249)	(73,500)
Net loss for the year	0	0	0	(62,000)	(62,000)
Balance at December 31, 2005	434,185	434	3,267,315	(3,403,249)	(135,500)
Issuance of Stock to retire Debt at $0.01 on December 21, 2006	500,000	500	4,500	0	5,000
Net loss for the year	0	0	0	(233,955)	(233,955)
Balance at December 31, 2006	934,185	934	3,271,815	(3,637,204)	(364,455)

The accompanying notes are an integral part of these consolidated financial statements.

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

 (A Development Stage Company)

Consolidated Statements of Cash Flows

Year Ended			FROM INCEPTION (DECEMBER 15, 1998) TO DECEMBER 31, 2006
	December 31, 2006	December 31, 2005
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period	$(233,955)	$(62,000)	$(3,637,204)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	0	0	(52,464)
Foreign exchange	0	0	31,893
Expenses paid with stock	5,000	0	110,400
Disposal of assets	0	0	87,734

Changes in non-cash working capital balances related to operations:
Source (use) of
Accounts payable	(7,056)	14,000	41,444
Net cash used in operating activities	(236,011)	(48,000)	(2,458,683)
Cash flow from (used in) investing activities
Acquisition of capital assets	0	0	(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subs	0	0	(351,000)
Net cash used in investing activities	0	0	(708,390)
Cash flow from (used in) financing activities
Issuance of convertible debt	0	0	244,255
Issuance of common stock	0	0	967,564
Additional paid in capital	0	0	1,298,381
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	0	0	644,018
Payables – related parties	238,000	48,000	14,844
Net cash provided by financing activities	238,000	48,000	3,169,062

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,989	0	1,989
Cash and cash equivalents at beginning of period	0	0	0

CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,989	$0	$1,989

Supplemental disclosures of cash flow information Cash paid during period for
Interest	199	0	21,838
Income taxes	0	0	0

The accompanying notes are an integral part of these consolidated financial statements.

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

On December 21, 2006 the Company issued a total of 500,000 post split common shares pursuant to a debt settlement agreement between the Company and Mr. Antonio Care.  This issuance of shares effected a change in control of the Company.

The Company is presently seeking other acquisitions.

2.   GOING CONCERN

As of December 31, 2006, the Company has an accumulated deficit of $3,637,204 and remains in development stage due to it lack of business operations.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Comprehensive Income

Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no significant impact on total stockholders’ deficit as of December 31, 2006.

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

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the   period in which the advertising   space or airtime is used.  There were no advertising costs for the periods ended December 31, 2006 and December 31, 2005.

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

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), “Share-Based Payment.”  SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153).”  This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.  SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS 158 is effective.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

4.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.   On February 8, 2007, the Company effected a 100 for 1 reverse stock split.  All share and per share amounts have been restated to reflect the split as if it had occurred at the beginning of the earliest period presented.  As of December 31, 2006 and 2005, the Company had 934,185 and 434,185 shares of common stock outstanding, respectively.

On December 21, 2006, the Company issued a total of 5,000 post split common shares in settlement of $5,000.00 of the outstanding debt.

5.  INCOME TAXES

The components of the provision for income taxes at December 31, 2006 are as follows:

Current- Federal

$

0

Deferred- Federal

0

Income tax provision

$

0

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using

U.S. Federal statutory rate

$

(81,884)

Use of loss carryforwards

0

Change in valuation

 allowance

81,884

Effective tax

$

0

Deferred tax assets (liabilities) consisted of the following at December 31, 2006

Deferred tax assets

Net operating loss

Carryforwards

$

135,434

Deferred tax liability

0

Valuation allowance

(135,434)

$

0

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(Formerly “ IVISION GROUP LTD.”)

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

5.   INCOME TAXES (continued)

At December 31, 2006, the Company has net operating loss (NOL) carryforwards totaling approximately $387,000. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2006 was $81,884 and $21,700 for the year ended December 31, 2005.  The figures for 2006 and 2005 reflect those of the Company only, as all subsidiaries are now gone.

6.  INCOME (LOSS) PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2006 and 2005:

2006

2005

Net income (loss) available to

common stockholders

$

(233,955)

$

(62,000)

Weighted average shares:

Outstanding all year

447,884

434,185

434,185

Basic income (loss) per share

(based on weighted

average shares)

$                (0.52)

$

       (0.14)

7.  RESEARCH AND DEVELOPMENT

Research and development expenses were nil for the year 2006 and 2005.

8.   RELATED PARTY TRANSACTIONS

As of December 31, 2006 the Company owes  $325,000 and  $87,000  as of December 31, 2005 to a related party for services rendered or funds advanced on behalf of the Company.

9.  SUBSEQUENT EVENTS

On March 13, 2007, the Company settled $49,000 of its outstanding debt for a total 4,900,000 common shares.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Not applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORTE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Carmine Como Antonio Sticca	37 44	President and Director Secretary, Treasurer and Director

The Company’s directors are elected by the holders of the Company’s common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company’s shareholders or when their successors are elected and qualified. The Company held its annual general meeting on February 17, 2007, which meeting was adjourned until February 26, 2007 due to the lack of a quorum.  On February 26, 2007, the Company held its meeting, a quorum being present, and elected Mr. Sticca and Mr. Como to the Board of Directors.  The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

CARMINE COMO, CMA, B.A. – Mr. Como was elected to our Board of Directors and was appointed  President on February 26, 2007.  Mr. Como is presently employed as Vice President of Finance for Tonmik Import Export Solutions Inc. having joined that company in August 2006.  From June 2002 to July 2006 Mr. Como was the General Manager and Comptroller for Entrepot Beauharnois Inc. and also consulted from June 2002 to August 2006 with Luxia Canada Inc.  From September 1999 to May 2002, he was comptroller for Atlas Asphalte Inc.  Mr. Como graduated from McGill University in Montreal with a Bachelor of Accounting in May 1994.  He has completed his Certified Management Accounting designation and is presently completing the Certified Public Accounting designation.   Mr. Como is not a director or officer of any other reporting companies.

ANTONIO STICCA, B. Eng., D.A.M.- Mr. Sticca was elected to our Board of Directors and appointed Secretary, Treasurer of the Company on February 26, 2007.   Mr. Sticca is presently Vice President of Marketing for Tonmik Import Export Solutions Inc. having joined the company in April 2005.  Mr. Sticca has over twenty years of  business experience having held several key management positions at Bell Canada and Nortel Networks, including Business and Market Development, Business Planning and Product Line Manager.  His experience has been focused on launching new products and developing markets.  In December 2001 Mr. Sticca launched Perfica Solutions, a business and marketing consultancy firm focused on providing strategic business services to public and private companies.  His clients include SR Telecom and Memotec.   Mr. Sticca received his Bachelor of Engineering degree from Concordia

University in 1985 and a Diploma of Applied Management from McGill University in 1994.   Mr. Sticca is not a director or officer of any other reporting companies.

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

 Compliance With Section 16(a) of the Exchange Act

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

The Board of Directors presently does not have an audit committee. Since there are no independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the PEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000.  Accordingly, no other executive officers of the Company are included in the table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Michel Bourbonnais, President & PEO	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais, President & PEO	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais, President & PEO	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michel Bourbonnais	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Roger Boileau	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There were no stock options granted during the fiscal year ended December 31, 2006.  The Company presently has no stock option or stock award plans.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michel Bourbonnais	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Roger Boileau	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of the fiscal year ended December 31, 2006 in regard to any securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders

The company does not presently have any equity compensation plans.

Security ownership of certain beneficial owners.

The following table sets forth information, as of March 21, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Bello Investments Ltd. P.O. Box 7768 Banklane Nassau, Bahamas	570,000 common shares held directly	9.8%
Common	Antonio Care 3886 Avenue Des Generaux Lavalle, Quebec	500,000 common shares held directly	8.6%
Common	Bic International Ltd. Cor 12 Bayment Ave & Calle Al Mar, Belize City, Belize	550,000 common shares held directly	9.4%
Common	Maria Stella Care 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	9.4%
Common	Bruna Care 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	9.4%
Common	Cosimo Care 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	9.4%
Common	Crisis Management Inc. Cor 12 Bayment Ave & Calle Al Mar, Belize City, Belize	550,000 common shares held directly	9.4%
Common	Harmony International Ltd. P.O. Box 7768 Banklane Nassau, Bahamas	570,000 common shares held directly	9.8%

(1)Based on 5,834,185 shares of common stock issued and outstanding.

Security Ownership of Management

The following table sets forth information, as of March 21, 2007, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Common	Antonio Sticca	-0-	0.00%
Common	Carmine Como	-0-	0.00%
Common	All Officers and Directors as a group	-0- Common shares	0.00%

Changes in Control

There are no arrangements known to the Company which may result in a change of control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 21, 2006 the Company issued a total of 500,000 common shares pursuant to a debt settlement agreement between the Company and Mr. Antonio Care, whereby the Company settled $5,000 in debt.  A change in control resulting from the transaction was reported on Form 8K on January 26, 2007.  Mr. Care is a consultant to the Company and is working with the Company seeking a suitable business acquisition.  Mr. Care has also provided funding to the Company for operations.

During the fiscal year ending December 31, 2006, Mr. Care, a consultant to the Company and the controlling shareholder as at December 31, 2006, made loans or incurred expenses in the amount of $243,000 and has outstanding loans with the Company in the amount of $325,000 as of December 31, 2006.

ITEM 13.     EXHIBITS.

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation and Amendments	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on July 22, 2003

3.2	Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
3.2	Amended and Restated Bylaws	Filed herewith
10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-QSB filed with the Securities and Exchange Commission on October 30, 2006.
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2006
22.1	Notice of Proposal for reverse split and name change	Incorporated by reference to our Schedule 14C filed on January 19, 2007
22.2	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on January 26, 2007
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2006 and December 31, 2005:

Services	2006	2005
Audit fees	10,500	10,500
Audit related fees	0	0
Tax fees	750	750
Total fees	11,250	11,250

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

By:     /s/ Carmine Como
Name:  Carmine Como
Title:   President, Principal Executive and Member of the Board of Directors
Date:   April 2, 2007

By:     /s/ Antonio Sticca
Name: Antonio Sticca
Title:   Secretary, Treasurer and Member of the Board of Directors
Date:   April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:     /s/ Carmine Como
Name:  Carmine Como
Title:   President, Principal Executive and Member of the Board of Directors
Date:   April 2, 2007

By:     /s/ Antonio Sticca

Name: Antonio Sticca
Title:   Secretary, Treasurer and Member of the Board of Directors
Date:   April 2, 2007