Form 10QSB
period 2007-03-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2007-05-15
CIK 1099332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ______________

Commission File Number 000-28323

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0368586
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1530 – 9th Avenue S.E., Calgary, Alberta Canada T2G 0T7

(Address of principal executive offices)

(403) 693-8000

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

5,834,185 common shares outstanding as of May 3, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
Interim Consolidated Balance Sheet
Unaudited

March 31, 2007

CURRENT ASSETS
Cash	$4.967
Total Current Assets	4,967

TOTAL ASSETS	$4,967

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,944
Payable related parties	319,150

TOTAL CURRENT LIABILITIES	352,094

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.10 par value 1,000,000 shares authorized, none issued
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 5,834,185 shares	5,834
Additional paid in capital	3,315,915
Deficit	(3,668,876)
TOTAL STOCKHOLDERS’ DEFICIT	(347,127)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)
Interim Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	From Inception (December 15, 1998) to March 31, 2007
Revenue	$0	$0	$0
Cost of Sales	0	0	0
GROSS MARGIN	0	0	0

EXPENSES
General and Administrative	31,625	15,000	907,026
Salaries and consulting	0	0	5,996
Interest	47	0	3,617
	31,672	15,000	916,639

Income (loss) from operations	(31,672)	(15,000)	(916,639)
Gain (loss) on disposal of Fixed assets	0	0	52,464
Forgiveness of debt	0	0	238,654
Net income (loss) before income taxes	(31,672)	(15,000)	(625,521)
Income tax (benefit)	0	0	(2,235)
Net income (loss) before Discontinued operations	(31,672)	(15,000)	(623,286)
Discontinued operations of Bankrupt subsidiary	0	0	(3,045,590)
Net Loss	$(31,672)	$(15,000)	$(3,668,876)
Net income (loss) per share	$(0.02)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,859,741	434,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows

Unaudited

Three Months Ended			FROM INCEPTION (DECEMBER 15, 1998) THROUGH MARCH 31, 2007
	March 31, 2007	March 31, 2006
Cash flow from (used in) Operating activities
Net Income / (Loss) for the period	$(31,672)	$(15,000)	$(3,668,876)
Adjustment to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	0	0	(52,464)
Foreign exchange	0	0	31,893
Expenses paid with stock	0	0	110,400
Disposal of assets	0	0	87,734

Changes in non-cash working capital balances
Related to operations
Source (use) of
Accounts payable	(8,500)	3,000	32,944
Net cash used in operating activities	(40,172)	(12,000)	(2,498,855)
Cash flow from (used in) Investing Activities

Acquisition of capital assets	0	0	(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subs	0	0	(351,000)
Net cash used in investing activities	0	0	(708,390)
Cash flow from (used in) financing activities

Issuance of convertible debt	0	0	244,255
Sale of stock	0	0	967,564
Additional paid in capital	0	0	1,298,381
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	0	0	644,018
Payables – related parties	43,150	12,000	57,994
Net cash provided by financing activities	43,150	12,000	3,212,212

Net Increase (decrease) in cash and cash equivalents	2,978	0	4,967

Cash and cash equivalents beginning of the period	1,989	0	0

Cash and cash equivalents end of the period	$4,967	$0	$4,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows

Unaudited

Supplemental disclosure:

4,900,000 Shares were issued in the quarter ended March 31, 2007, to retire $49,000 of related party debt.

Supplemental disclosures of Cash flow information

Cash paid during the period for
Interest	47	0	21,885
Income taxes	0	0	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006, of Tire International Environmental Solutions Inc. (the "Company").

The interim consolidated financial statements present the balance sheet, statements of operations, and cash flows of Tire International Environmental Solutions Inc.  All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements are presented from the inception date of December 15, 1998 which was the date of incorporation of iVision USA, Inc. as this company was the last operating entity.

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

On December 14, 2006, the Company issued a total of 50,000,000 shares of its common stock at a deemed price of $0.001 per share in settlement of $5,000 of outstanding debt.   This issuance effected a change in control of the Company.

On February 8, 2007, the Company effected a reverse split of its shares of common stock on the basis of 1 new share for every 100 shares held at the time of the reverse split.  Concurrent with the reverse split of its shares the Company changed its name to Tire International Environmental Solutions Inc.

On March 14, 2007, the Company issued a total of 4,900,000 shares at a deemed price of $0.01 per share in settlement of a total of $49,000 of outstanding debt.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

The Company presently has limited capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will be able to raise additional capital for an acquisition of merit.  The Company may incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Forms 8-K, 10-QSB or 10-KSB, agreements and related reports and documents.  The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

On March 14, 2007, the Company issued a total of 4,900,000 shares at a deemed price of $0.01 per share in settlement of a total of $49,000 of outstanding debt.

The shares were issued under the exemption from registration found under Regulation S promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Act”). These shares were issued in an offshore transaction since the offeree was not in the United States and the purchaser was outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. The offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares issued are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Act or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was scheduled to be held on February 17, 2007 but was adjourned due to the lack of a quorum and was held on February 26, 2007, at which the following items were voted upon:

a)  The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Carmine Como	5,000,000	0	0
Antonio Sticca	5,000,000	0	0

b)   The shareholders fixed the number of directors for the ensuing year be fixed at two, subject to such increases as are permitted by the Articles of the Company:

Voting Results	For	Against	Abstain
To fix the number of directors at 2	5,000,000	0	0

c)

The shareholders ratified the appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors, who have been our auditors since August 15, 2006:

Voting Results	For	Against	Abstain
To appoint Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors	5,000,000	0	0

There were no abstentions or broker non-votes on any matters put before the Annual Meeting.

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation and Amendments	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on July 22, 2003
3.2	Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-QSB filed with the Securities and Exchange Commission on October 30, 2006.
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2006
22.1	Notice of Proposal for reverse split and name change	Incorporated by reference to our Schedule 14C filed on January 19, 2007
22.2	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on January 19, 2007
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

Date:  May 15, 2007

By:  /s/ Carmine Como
Name:  Carmine Como
Title:    President, principal executive officer

By:  /s/ Antonio Sticca
Name:  Antonio Sticca
Title:    Secretary, Treasurer