Form 10QSB
period 2007-06-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2007-08-14
CIK 1099332

http://schemas.microsoft.com/office/word/2003/wordmlurn:schemas-microsoft-com:office:smarttags013f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
CityplaceWashington, StateD.C. PostalCode20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ______________

Commission File Number 000-28323

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

StateplaceNevada	98-0368586
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

5,834,185 common shares outstanding as of July 25, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended dateMonth12Day31Year2006December 31, 2006.

Page

Unaudited Condensed Consolidated Financial Statements

Interim Consolidated Balance Sheet	F-1

Interim Consolidated Statements of Operations	F-2

Interim Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
Interim Consolidated Balance Sheet
Unaudited

June 30, 2007

CURRENT ASSETS
Cash	$19,045
Total Current Assets	19,045

TOTAL ASSETS	$19,045

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,944
Payable – related parties	359,150

TOTAL CURRENT LIABILITIES	395,094

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.10 par value 1,000,000 shares authorized, none issued
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 5,834,185 shares	5,834

Additional paid-in capital	3,315,915
Deficit	(3,697,798)
TOTAL STOCKHOLDERS’ DEFICIT	(376,049)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)

Interim Consolidated Statements of Operations

Unaudited

Three Months Ended June 30,	Six Months Ended June 30,	From Inception (December 15, 1998) to June 30, 2007
2007	2006	2007	2006

Revenues	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

GROSS MARGIN	0	0	0	0	0

EXPENSES
General and administrative	28,922	15,000	60,547	30,000	935,948
Salaries and consulting	0	0	0	0	5,996
Interest	0	16	47	16	3,617
	28,922	15,016	60,594	30,016	945,561

Income (loss) from operations	(28,922)	(15,016)	(60,594)	(30,016)	(945,561)
Gain (loss) on disposal of Fixed assets	0	0	0	0	52,464
Forgiveness of debt	0	0	0	0	238,654
Net Income (loss) before income taxes	(28,922)	(15,016)	(60,594)	(30,016)	(654,443)
Income tax (benefit)	0	0	0	0	(2,235)

Net income (loss) before Discontinued operations	(28,922)	(15,016)	(60,594)	(30,016)	(652,208)
Discontinued operations of Bankrupt subsidiary	0	0	0	0	(3,045,590)
Net (Loss)	$(28,922)	$(15,016)	$(60,594)	$(30,016)	$(3,697,798)
Net income (loss) per share	$(0.00)	$(0.03)	$(0.02)	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,834,185	434,152	3,857,942	434,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

	Three months ended June 30, 2007 $	Three months ended June 30, 2006 $	Six months ended June 30, 2007 $	Six months ended June 30, 2006 $	From Inception (December 15, 1998) to June 30, 2007 $
Cash flow from (used in)
Operating Activities
Net income (loss) for the period	(28,922)	(15,016)	(60,594)	(30,016)	(3,697,798)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	0	0	959,514
Gain on settlement of debt	0	0	0	0	(52,464)
Foreign exchange	0	0	0	0	31,893
Expenses paid with stock	0	0	0	0	110,400
Disposal of assets	0	0	0	0	87,734

Changes in non-cash working capital balances related to operations
Source (use) of:

Accounts payable	3,000	500	(5,500)	3,500	35,944
Net cash used in operating activities	(25,922)	(14,516)	(66,094)	(26,516)	(2,524,777)
Cash flow from (used in) Investing activities
Acquisition of capital assets	0	0	0	0	(608,514)
Disposition of assets	0	0	0	0	251,124
Goodwill on acquisition of subs	0	0	0	0	(351,000)
Net cash used in investing activities	0	0	0	0	(708,390)
Cash flow from (used in) financing Activities
Issuance of convertible debt	0	0	0	0	244,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows (continued)

Unaudited

	Three months ended June 30, 2007 (Unaudited) $	Three months ended June 30, 2006 (Unaudited) $	Six months ended June 30, 2007 (Unaudited) $	Six months ended June 30, 2006 (Unaudited) $	From Inception (December 15, 1998) to June 30, 2007 (Unaudited)
CityplaceSale of Stock	0	0	0	0	967,564
Additional paid in capital	0	0	0	0	1,298,381
Long term debt	0	0	0	0	408,941
Debt repayment	0	0	0	0	(408,941)
Note payable – related parties	0	0	0	0	644,018
Payables - related parties	40,000	21,595	83,150	33,595	97,994
Net cash provided by financing activities	40,000	21,595	83,150	33,595	3,252,212
Net Increase (decrease) in cash
And cash equivalents	14,078	7,079	17,056	7,079	19,045

Cash and cash equivalents, Beginning of the period	4,967	0	1,989	0	0

Cash and cash equivalents, End of the period	19,045	7,079	19,045	7,079	19,045

Supplemental disclosures
Cash flow information
Cash paid during the period for
Interest	0	0	47	0	21,885
Income taxes	0	0	0	0	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30 2007

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the country-regionplaceUnited States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended dateYear2006Day31Month12December 31, 2006, of Tire International Environmental Solutions Inc. (the "Company").

The interim consolidated financial statements present the balance sheet, statements of operations, and cash flows of Tire International Environmental Solutions Inc.  All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with accounting principles generally accepted in the country-regionplaceUnited States. The financial statements are presented from the inception date of dateYear1998Day15Month12December 15, 1998 which was the date of incorporation of iVision USA, Inc. as this company was the last operating entity.

During fiscal year 2003 the Company and its subsidiaries ceased operations and on dateYear2004Day1Month4April 1, 2004, the Company divested itself of all of its subsidiaries by way of a divestiture agreement whereby the Company transferred all of the shares of the subsidiaries in exchange for the assumption of all of the outstanding debt of the subsidiaries.  The impact of these divestitures on the balance sheet of the Company was to substantially reduce the outstanding liabilities.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2007, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Company had made various acquisitions during the fiscal year 2002 however, as at the period covered by this report, the Company had no business operations.  The Company intends to seek,  investigate and, if  such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Act of 1934.  The Company will not restrict its search to any specific business or industry. The Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

  Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company.   In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the country-regionplaceUnited States and any applicable state.

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

Off Balance Sheet Arrangements

Not Applicable

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

The Company has currently commenced negotiations with a potential acquisition candidate in the business of retail distribution but as of the date of this filing, no agreements have been reached.

ITEM 6.

EXHIBITS

Exhibits:

8

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation and Amendments

Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G  filed with the Securities and Exchange Commission on dateYear1999Day1Month12December 1, 1999

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on dateYear2003Day22Month7July 22, 2003
3.2	Bylaws

Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G  filed with the Securities and Exchange Commission on dateYear1999Day1Month12December 1, 1999

10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-QSB filed with the Securities and Exchange Commission on dateYear2006Day30Month10October 30, 2006.
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on dateYear2006Day18Month10October 18, 2006
22.1	Notice of Proposal for reverse split and name change	Incorporated by reference to our Schedule 14C filed on dateYear2007Day19Month1January 19, 2007
22.2	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on dateYear2007Day19Month1January 19, 2007
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

Date:  August 14, 2007

By:  /s/ Carmine Como
Name:  Carmine Como
Title:    President, principal executive officer

By: Antonio Sticca
Name:  Antonio Sticca
Title:    Secretary, Treasurer