Form 10QSB
period 2007-09-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2007-11-14
CIK 1099332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

5,834,185 common shares outstanding as of October 25, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Page

Unaudited Condensed Consolidated Financial Statements

Interim Consolidated Balance Sheet	F-1

Interim Consolidated Statements of Operations	F-2

Interim Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
Interim Consolidated Balance Sheet
Unaudited

September 30, 2007

CURRENT ASSETS
Cash	$14,998
Total Current Assets	14,998

TOTAL ASSETS	$14,998

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$46,733
Payable – related parties	384,150

TOTAL CURRENT LIABILITIES	430,883

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.10 par value 1,000,000 shares authorized, none issued
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 5,834,185 shares	5,834

Additional paid-in capital	3,315,915
Deficit	(3,737,634)
TOTAL STOCKHOLDERS’ DEFICIT	(415,885)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)

Interim Consolidated Statements of Operations

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (December 15, 1998) to September 30, 2007
	2007	2006	2007	2006

Revenues	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

GROSS MARGIN	0	0	0	0	0

EXPENSES
General and administrative	39,836	19,440	100,383	49,440	975,784
Salaries and consulting	0	0	0	0	5,996
Interest	0	130	47	146	3,617
	39,836	19,570	100,430	49,586	985,397

Income (loss) from operations	(39,836)	(19,570)	(100,430)	(49,586)	(985,397)
Gain (loss) on disposal of Fixed assets	0	0	0	0	52,464
Forgiveness of debt	0	0	0	0	238,654
Net Income (loss) before income taxes	(39,836)	(19,570)	(100,430)	(49,586)	(694,279)
Income tax (benefit)	0	0	0	0	(2,235)

Net income (loss) before Discontinued operations	(39,836)	(19,570)	(100,430)	(49,586)	(692,044)
Discontinued operations of Bankrupt subsidiary	0	0	0	0	(3,045,590)
Net (Loss)	$(39,836)	$(19,570)	$(100,430)	$(49,586)	$(3,737,634)
Net income (loss) per share	$(0.01)	$(0.05)	$(0.02)	$(0.11)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,834,185	434,152	4,523,929	434,152

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

Unaudited

	Three months ended September 30, 2007 $	Three months ended September 30, 2006 $	Nine months ended September 30, 2007 $	Nine months ended September 30, 2006 $	From Inception (December 15, 1998) to September 30, 2007 $
Cash flow from (used in)
Operating Activities
Net income (loss) for the period	(39,836)	(19,570)	(100,430)	(49,586)	(3,737,634)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	0	0	959,514
Gain on settlement of debt	0	0	0	0	(52,464)
Foreign exchange	0	0	0	0	31,893
Expenses paid with stock	0	0	0	0	110,400
Disposal of assets	0	0	0	0	87,734

Changes in non-cash working capital balances related to operations
Source (use) of:

Accounts payable	10,789	(1,056)	5,289	2,444	46,733
Net cash used in operating activities	(29,047)	(20,626)	(95,141)	(47,142)	(2,553,824)
Cash flow from (used in) Investing activities
Acquisition of capital assets	0	0	0	0	(608,514)
Disposition of assets	0	0	0	0	251,124
Goodwill on acquisition of subs	0	0	0	0	(351,000)
Net cash used in investing activities	0	0	0	0	(708,390)
Cash flow from (used in) financing Activities
Issuance of convertible debt	0	0	0	0	244,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows (continued)

Unaudited

	Three months ended September 30, 2007 (Unaudited) $	Three months ended September 30, 2006 (Unaudited) $	Nine months ended September 30, 2007 (Unaudited) $	Nine months ended September 30, 2006 (Unaudited) $	From Inception (December 15, 1998) to September 30, 2007 (Unaudited)
Sale of Stock	0	0	0	0	967,564
Additional paid in capital	0	0	0	0	1,298,381
Long term debt	0	0	0	0	408,941
Debt repayment	0	0	0	0	(408,941)
Note payable – related parties	0	0	0	0	644,018
Payables - related parties	25,000	21,590	108,150	55,185	122,994
Net cash provided by financing activities	25,000	21,590	108,150	55,185	3,277,212
Net Increase (decrease) in cash
and cash equivalents	(4,047)	964	13,009	8,043	14,998

Cash and cash equivalents, Beginning of the period	19,045	7,079	1,989	0	0

Cash and cash equivalents, End of the period	14,998	8,043	14,998	8,043	14,998

Supplemental disclosures
Cash flow information
Cash paid during the period for
Interest	0	0	0	0	21,885
Income taxes	0	0	0	0	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2007

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

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2007, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of our fiscal year which begins January 1, 2008.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

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

  Acquisition Opportunities

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

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the acquisition.  The Company presently has limited cash with which to conduct operations.  Based on present operations the Company will not be able to satisfy its cash requirements during the next twelve months and will need to raise additional capital to continue operations.  Currently, the Company has relied on related party loans to raise required capital.  Based on historical operations the Company will need to raise a minimum of $100,000 for the twelve month period, assuming the Company does not undertake any business acquisitions which may require further capital.  The Company believes that it can continue to raise funds from related parties, however there can be no assurance that it will be able to do so.  Should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  However, it does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

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

Off Balance Sheet Arrangements

Not Applicable

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

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

Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

The Company had commenced negotiations with a potential acquisition candidate in the business of retail distribution but as of the date of this filing, no agreements have been reached.  The negotiations are ongoing and the Company hopes to finalize an acquisition by the end of fiscal year 2007.

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

Date:  November 13, 2007

By:  /s/ Carmine Como
Name:  Carmine Como
Title:    President, principal executive officer

By: /s/ Antonio Sticca
Name:  Antonio Sticca
Title:    Secretary, Treasurer, Chief Financial Officer