Form 10KSB
period 2007-12-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2008-04-15
CIK 1099332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2007

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        000-28323

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

 (Name of small business issuer in its charter)

Nevada	98-0368586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530-9th Ave S.E., Calgary, Alberta Canada	T2G0T7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (403) 693-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes     [ X ]       No   [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  [  X ]

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

Aggregate market value of voting and non-voting common equity held by non-affiliates is $32,742 based on a price of $0.01 per share which is the last price at which common equity was sold on December 7, 2007.

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

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2008, the Issuer had a total of 8,639,185 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

_____X_____No

ITEM 1.     DESCRIPTION OF BUSINESS.

(a)

Business Development

Tire International Environmental Solutions Inc. (formerly Ivision Group Ltd.) (the “Company”) was incorporated as Engle Mining Co., Inc. under the laws of the State of Nevada on February 19, 1986.

On December 21, 2006 the Company issued a total of 500,000 common shares pursuant to a debt settlement agreement.  This issuance of shares effected a change in control of the Company.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Antonio Care, the Company’s President will be the key person in the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at the  closing of the proposed transaction.

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

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company which the target company stockholders would acquire in exchange for all of their stockholdings in the target company.  Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then stockholders.

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

As of March 31, 2008, the Company had no employees.

ITEM  2.     DESCRIPTION OF PROPERTY.

The Company does not own any plant or properties or any real estate.  The Company does not lease any property.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this filing.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)

As of the date of this filing the Company’s stock is not listed for quotation.  The Company's common stock previously traded on the OTC/BB under the symbol "IVIG".  On June 27, 2000 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its quarterly and annual reports. The last reported bid and ask was on June 27, 2000. The last trade was August 19, 2005 at $0.0001 per share on pinksheets.

The information as provided above was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of March 31, 2008, there were 102 record holders of the Company’s common stock.

During the last two fiscal years, no dividends have been declared on the Company's stock.

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

During the three months ending December 31, 2007 the Company issued a total of 2,805,000 common shares at a deemed price of $0.001 per common share in settlement of a total of $28,050.00 in related party debt.   The related party requested that the shares be issued to a total of 14 shareholders as listed below:

Name & Address	Number of Shares
Antonio Barbusci 12294 15th Avenue,Montreal, Quebec H1S 2S8	100,000
Mike Argento 20173 Lakeshore Road,Baie-D’urfe, Quebec, H9X 1P8	225,000
Paolina Argento 20173 Lakeshore Road,Baie-D’urfe, Quebec, H9X 1P8	225,000
Mike Bourbonnais 1538 Brookmill Lane,Ottawa, Ontario K1B 5G4	185,000
9147-8560 Quebec Inc. 6250 Boul. Des Grandes Prairies, St-Leonard, Quebec H1P 1A5	185,000
Claude and Filomena Guerber 6337 Larrieu Street, St-Leonard, Quebec H1T 3T7	250,000
Mario Arcaro 6232 Villebois Street, ,Montreal, Quebec H1S 1P8	60,000
Simone Poirrier 205 D’argenson,Montreal, Quebec H1B 1G9	80,000
Rocco Girolamo 9260 de l’ukraine,St-Leonard, Quebec H1R 3W9	185,000
Pina Dicesare 3886 Avenue des Generaux,Laval, Quebec H7E 5K7	1,000,000
Rocco Fazio 8717 Aime-Geoffrion,Montreal, Quebec H1M 5P7	150,000
Fazio Anna 4686 Amos,Montreal-North, Quebec H1S 3P5	30,000
Fazio Luigi 4686 Amos.Montreal-North, Quebec ,H1S 3P5	30,000
Antonio Sticca 306 Ivan-Pavlov,Vimont, Laval H7M 4J3	100,000
Total	2,805,000

The shares noted above were sold under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a

U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from.

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

The Company presently has little cash. Presently the operations of the Company are being funded by loans from Mr. Care, the Company’s President.  Based on present operations the Company will not be able to satisfy its cash requirements during the next twelve months, and should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  It, however, does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

Financial statements as of the fiscal years ended December 31, 2007 and 2006 can be found on pages F-1 through F-14 of this document.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Tire International Environmental Solutions Inc.

We have audited the accompanying consolidated balance sheets of Tire International Environmental Solutions Inc. (a Nevada development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006, and for the period of December 15, 1998 (date of inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tire International Environmental Solutions Inc. as of  December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ deficit  and its cash flows for the  years ended December 31, 2007 and 2006, and for the period of December 15, 1998 (date of inception) to December 31, 2007,  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 9, 2008

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC. (A Development Stage Company) Consolidated Balance Sheets
	December 31,
	2007	2006
Current Assets
Cash	$8,233	$1,989
Total Current Assets	8,233	1,989

Total Assets	$8,233	$1,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$60,025	$41,444
Payable - related parties	381,100	325,000
Total Current Liabilities	441,125	366,444

Stockholders’ Deficit
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued
Common stock, $0.001, par value 100,000,000 shares authorized 8,639,185 and 934,185 shares outstanding	8,639	934
Additional paid in capital	3,341,160	3,271,815
Retained Deficit	(3,782,691)	(3,637,204)
Total Stockholder’s Deficit	(432,892)	(364,455)
Total Liabilities and Stockholders’ Deficit	$8,233	$1,989

The accompanying notes are an integral part of these consolidated financial statements

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2007	Year Ended December 31, 2006	From Inception (December 15, 1998) To December 31, 2007

Revenue	$0	$0	$0

GROSS PROFIT	0	0	0

EXPENSES
General and administrative	145,487	233,756	1,020,888
Salaries and consulting	0	0	5,996
Interest	0	199	3,570
	145,487	233,955	1,030,454

INCOME (LOSS) FROM OPERATIONS	(145,487)	(233,955)	(1,030,454)

GAIN (LOSS) ON DISPOSAL OF FIXED ASSETS	0	0	52,464
FORGIVENESS OF DEBT	0	0	238,654
	0	0	291,118
Net income (loss) before income taxes	(145,487)	$(233,955)	$(739,336)
Income tax (benefit)	0	0	(2,235)

Net income (loss) before discontinued operations	(145,487)	(233,955)	(737,101)
Discontinued operations of subsidiary	0	0	(3,045,590)
Net Income (Loss)	$(145,487)	$(233,955)	$(3,782,691)
Basic earnings (loss) per share	$(0.03)	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	5,052,048	447,884

The accompanying notes are an integral part of these consolidated financial statements.

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD DECEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2007

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

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (continued)

FOR THE PERIOD DECEMBER 15, 1998 (INCEPTION) TO DECEMBER 31, 2007

Issuance of common stock for services at $10.00 June 11, 2001	550	$1	$5,499	$0	$5,500
Net loss for the year				(376,719)	(376,719)
Balance at December 31, 2001	123,269	123	2,593,625	(3,448,641)	(854,893)
Issuance of common stock for services at $0.10 June 3, 2002	4,000	4	396	0	400
Issuance of common stock for services at $0.265 July 22, 2002	90,000	90	23,760	0	23,850
Issuance of common stock to cancel debt at $2.76 July 22, 2002	209,776	210	577,907	0	578,117
Net loss for the year				(35,700)	(35,700)
Balance at December 31, 2002	427,045	427	3,195,688	(3,484,341)	(288,226)
Issuance of common stock for cash at $10.03 on June 18, 2003.	7,140	7	71,627	0	71,634
Net loss for the year	0	0	0	(63,877)	(63,877)
Balance at December 31, 2003	434,185	434	3,267,315	(3,548,218)	(280,469)
Net income for the year	0	0	0	206,969	206,969
Balance at December 31, 2004	434,185	434	3,267,315	(3,341,249)	(73,500)
Net loss for the year	0	0	0	(62,000)	(62,000)
Balance at December 31, 2005	434,185	434	3,267,315	(3,403,249)	(135,500)
Issuance of Stock to retire Debt at $0.01 on December 21, 2006	500,000	500	4,500	0	5,000
Net loss for the year	0	0	0	(233,955)	(233,955)
Balance at December 31, 2006	934,185	934	3,271,815	(3,637,204)	(364,455)
Shares issued to pay for expenses at $0.01 on March 13, 2007	4,900,000	4,900	44,100	0	49,000
Shares issued to pay for expenses at $0.01 on December 7, 2007	2,805,000	2,805	25,245	0	28,050
Net loss	0	0	0	(145,487)	(145,487)
Balance at December 31, 2007	8,639,185	$ 8,639	$ 3,341,160	$ (3,782,691)	$ (432,892)

The accompanying notes are an integral part of these consolidated financial statements.

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended		From Inception (December 15, 1998) To December 31, 2007
	December 31, 2007	December 31, 2006
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES
Net income (loss) for the period	$(145,487)	$(233,955)	$(3,782,691)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	0	0	(52,464)
Foreign exchange	0	0	31,893
Expenses paid with stock	7,705	5,000	163,105
Disposal of assets	0	0	87,734

Changes in non-cash working capital balances related to operations:
Source (use) of
Accounts payable	18,581	(7,056)	60,025
Net cash used in operating activities	(119,201)	(236,011)	(2,532,884)
Cash flow from (used in) investing activities
Acquisition of capital assets	0	0	(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subs	0	0	(351,000)
Net cash used in investing activities	0	0	(708,390)
Cash flow from (used in) financing activities
Issuance of convertible debt	0	0	244,255
Issuance of common stock	0	0	967,564
Additional paid in capital	69,345	0	1,367,726
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	0	0	644,018
Payables – related parties	56,100	238,000	25,944
Net cash provided by financing activities	125,445	238,000	3,249,507

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,244	1,989	8,233
Cash and cash equivalents at beginning of period	1,989	0	0

CASH & CASH EQUIVALENTS AT END OF PERIOD	$8,233	$1,989	$8,233

Supplemental disclosures of cash flow information Cash paid during period for
Interest	0	199	21,838
Income taxes	0	0	0

The accompanying notes are an integral part of these consolidated financial statements.

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

On March 13, 2007, the Company issued a total of 4,900,000 common shares at a deemed price of $0.001 per shares in settlement of a total of $49,000 in related party debt.  The related party required the shares be issued to a total of 14 shareholders.

On December 7, 2007 the Company issued a total of 2,805,000 common shares at a deemed price of $0.001 per common share in settlement of a total of $28,050 in related party debt.   The related party required the shares be issued to a total of 14 shareholders.

 The Company is presently seeking other acquisitions.

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

2.   GOING CONCERN

As of December 31, 2007, the Company has an accumulated deficit of $3,788,816 and remains in development stage due to its lack of business operations.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

Comprehensive Income

Since 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no significant impact on total stockholders’ deficit as of December 31, 2007.

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

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the   period in which the advertising   space or airtime is used.  There were no advertising costs for the periods ended December 31, 2007 and December 31, 2006.

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

New Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

4.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.   On February 8, 2007, the Company effected a 100 for 1 reverse stock split.  All share and per share amounts have been restated to reflect the split as if it had occurred at the beginning of the earliest period presented.  As of December 31, 2007 and 2006, the Company had 8,639,185 and 934,185 shares of common stock outstanding, respectively.

On December 21, 2006, the Company issued a total of 5,000 post split common shares in settlement of $5,000 of outstanding debt.

On March 13, 2007, the Company issued a total of 4,900,000 common shares in settlement of $49,000 of outstanding debt.

On December 7, 2007, the Company issued a total of 2,805,000 common shares in settlement of $28,050 of outstanding debt.

5.  INCOME TAXES

The components of the provision for income taxes at December 31, 2007 are as follows:

Current- Federal

$

0

Deferred- Federal

0

Income tax provision

$

0

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using

U.S. Federal statutory rate

$

(49,500)

Use of loss carryforwards

0

Change in valuation

 allowance

49,500

Effective tax

$

0

TIRE INTERNATIONAL ENVIROMENTAL SOLUTIONS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

5.   INCOME TAXES (continued)

Deferred tax assets (liabilities) consisted of the following at December 31, 2007

Deferred tax assets

Net operating loss

Carryforwards

$

184,934

Deferred tax liability

0

Valuation allowance

(184,934)

$

0

At December 31, 2007, the Company has net operating loss (NOL) carryforwards totaling approximately $532,500. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2007 was $49,500 and $135,434 for the year ended December 31, 2006.  The figures for 2007 and 2006 reflect those of the Company only, as all subsidiaries are now gone.

6.  INCOME (LOSS) PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2007 and 2006:

2007

2006

Net income (loss) available to

common stockholders

$

(145,487)

$

(233,955)

Weighted average shares:

Outstanding all year

5,052,048

447,884

Basic income (loss) per share

(based on weighted

average shares)

$                (0.03)

$

       (0.52)

7.  RESEARCH AND DEVELOPMENT

Research and development expenses were nil for the year 2007 and 2006.

8.   RELATED PARTY TRANSACTIONS

On December 21, 2006 the Company issued a total of 500,000 common shares pursuant to a debt settlement agreement between the Company and Mr. Antonio Care, whereby the Company settled $5,000 in debt.  A change in control resulting from the transaction was reported on Form 8K on January 26, 2007.  Mr. Care is currently President of the Company and is working with the Company seeking a suitable business acquisition.  Mr. Care has previously worked with the Company as a consultant providing funding to the Company for operations.

During the fiscal year ending December 31, 2007, Mr. Care and a Director made loans or incurred expenses in the amount of $381,150 and have outstanding loans with the Company in the amount of $381,100 as of December 31, 2007.  During the fiscal year ending December 31, 2007, Mr. Care settled a total of $77,050 in related party debt and the Company issued a total of 7,705,000 common shares pursuant to this settlement.

As of December 31, 2007 the Company owes $381,100 and $325,000 as of December 31, 2006 to a related party for services rendered or funds advanced on behalf of the Company.

9.  SUBSEQUENT EVENTS

On March 25, 2008, three new directors were appointed to the Board of Directors of the Company as follows:

Antonio Care

Jacqueline Danforth

John Demoleas

The following persons were appointed as officers of the Company on March 25, 2008:

Antonio Care - President

Jacqueline Danforth – Secretary and Treasurer

On March 10, 2008, Mr. Como resigned as a director and officer of the Company and on March 26, 2008, Mr. Sticca resigned as a director and officer of the Company.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 8B.   OTHER INFORMATION

Not applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Antonio Care Jacqueline Danforth John Demoleas	38 36 49	President and Director Secretary, Treasurer, and Director Director

The Company’s directors are elected by the holders of the Company’s common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company’s stockholders or when their successors are elected and qualified. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

ANTONIO CARE – Mr. Care was elected to our Board of Directors and was appointed President and Chief Executive Officer on March 25, 2008.  Mr. Care has over 18 years of experience in the field of Finance, import/export, business and market development, business planning and product line management.  Mr. Care has held executive management positions at Uniglobe Investment Inc. and Tire International Environmental Solutions Inc.  His experience and leadership were focused on assessing new opportunities, recruiting reputable management teams, launching new products and developing new markets within different industries such as the medical, the pharmaceutical and the rubber recycling industry.

From October 2005 to the present, Mr. Care was employed by Tire International Environmental Solutions Inc. as a consultant dealing with business acquisitions and financing.  From March 2001 to October 2005, Mr. Care founded Care Importing Inc.  He served on the Board of Directors and was the President and Chief Executive Officer.

Mr. Care is not a director or officer of any other reporting companies.

JACQUELINE DANFORTH- Ms. Danforth was elected to our Board of Directors and appointed Secretary, Treasurer and Chief Financial Officer of the Company on March 25, 2008.   Ms. Danforth has been a member of the Board of Directors and the President of FACT Corporation since August 7, 2001. Ms. Danforth has been a director and Secretary of Food and Culinary Technology Group Inc., a wholly owned subsidiary of FACT Corporation since November 7, 2001, and President since July 22, 2002.  Ms. Danforth was also named President, Secretary-Treasurer and appointed to the Board of Directors of FACT Products Inc. on November 5, 2001, and has been President and a director of Wall Street Investment Corp since its re-instatement November 15, 2001.  Ms. Danforth became the President, Secretary and Treasurer, as well as a director of Wall Street Real Estate Ltd. upon its incorporation on July 23, 2002.  FACT Products, Wall Street Real Estate and Wall Street Investment Corp are all  wholly owned subsidiaries of FACT Corp. Ms. Danforth is also Chief Financial Officer and a Director of VioSolar Inc., a foreign issuer reporting to the SEC. Over the past ten years, Ms. Danforth has worked for both private and publicly traded companies, providing management and direction. She has extensive experience in start up operations, and her range of experience with publicly traded corporations listed on both Canadian and US exchanges includes all aspects of public reporting, corporate finance and shareholder communications. She has worked in a broad range of industry sectors including natural resources and technology. Ms. Danforth continues to provide consulting services to other private and public corporations on a limited basis, and sits as a director on several private boards. She is the President and sole director of Argonaut Management Group, Inc., her private consulting company.

JOHN DEMOLEAS – Mr. Demoleas was elected to our Board of Directors on March 25, 2008. From 2006 to the present, Mr. Demoleas is employed as the Executive Director at Staten Island University Hospital Foundation, Vice-President of Development and Community Relations, at Staten Island University Hospital, in the State of New York.  Mr. Demoleas established the hospital foundation and currently oversees a $30,000,000 capital campaign to build and equip a new Level 1 Emergency and Trauma Center at the Staten Island University Hospital.  In addition, Mr. Demoleas oversees all government relations activities including appropriation and grant requests to city, state and federal sources as well as cultivate and maintain relationships with elected officials on behalf of the organization.

From May 2003 to January 2006, Mr. Demoleas was employed as the Executive Vice-President at Hunterdon Medical Center Foundation in Flemington, New Jersey.  Mr. Demoleas was responsible for the overall direction of the Foundation, government relations, volunteers as well as marketing and public relations.  During this time, Mr. Demoleas successfully completed the largest capital campaign in the institution’s history, a $7,000,000 campaign to build a new emergency room and intensive care unit.

From September 2000 to April 2003, Mr. Demoleas was employed as Vice-President for Development at the Children’s Hospital of New Jersey in Newark, New Jersey.  His responsibilities included recruiting to initiate and implement a comprehensive development program for the Children’s Hospital of New Jersey.  He formulated the strategic initiatives for the first major capital fund raising campaign for the Children’s Hospital as part of Newark Beth Israel Medical Center’s campaign with a combined goal of $15,000,000 for programs and equipment.  The campaign was a component of the $100,000,000 capital campaign for the Saint Barnabas Health Care System.

In 1984, Mr. Demoleas graduated from the Columbia University, School of Public Health, New York, New York, and earned a Master of Public Health degree.

In 1980, Mr. Demoleas graduated from Fordham University, Bronx, New York with a Bachelor of Arts degree in History and Classics.

The Company does not have any employees at this time.   During fiscal 2007, the Company retained the services of Mr. Antonio Care as consultant to source business opportunities for the Company.  Mr. Care was appointed President of the Company on March 25, 2008.  He does not currently have an employment contract with the Company.

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

 Compliance With Section 16(a) of the Exchange Act

There were no late filings during the most recent fiscal year of any reports required by Section 16(a) of the Exchange Act.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Carmine Como President & PEO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais President & PEO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais President & PEO	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais President & PEO	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Anthony Sticca	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carmine Como	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There were no stock options granted during the fiscal year ended December 31, 2007.  The Company presently has no stock option or stock award plans.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony Sticca	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carmine Como	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of the fiscal year ended December 31, 2007 in regard to any securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

The company does not presently have any equity compensation plans.

Security ownership of certain beneficial owners.

The following table sets forth information, as of March 31, 2008, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Bello Investments Ltd. P.O. Box 7768 Banklane Nassau, Bahamas	570,000 common shares held directly	6.6%
Common	Bic International Ltd. Cor 12 Bayment Ave & Calle Al Mar, Belize City, Belize	525,000 common shares held directly	6.1%

Common	Maria Stella Care(2) 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	6.4%
Common	Bruna Care(2) 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	6.4%
Common	Cosimo Care(2) 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	6.4%
Common	Crisis Management Inc. Cor 12 Bayment Ave & Calle Al Mar, Belize City, Belize	550,000 common shares held directly	6.4%
Common	Harmony International Ltd. P.O. Box 7768 Banklane Nassau, Bahamas	570,000 common shares held directly	6.6%
Common	Pina Dicesare 3886 Avenue des Generaux Laval, Quebec H7E 5K7	1,000,000 common shares held directly	11.6%

(1) Based on 8,639,185 shares of common stock issued and outstanding.

(2) Maria Stella Care, Bruna Care and Cosimo Care, shareholders of the Company, are the sisters and brother of Antonio Care, who is an officer and director of the Company.  Mr. Care disclaims any beneficial ownership.

Security Ownership of Management

The following table sets forth information, as of March 31, 2008, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS
Common	Antonio Care	500,000 held directly	5.79%
Common	Jacqueline Danforth	-0-	0.00%
Common	John Demoleas	-0-	0.00%
Common	All Officers and Directors as a group	500,000 Common shares	5.79%

Changes in Control

There are no arrangements known to the Company which may result in a change of control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 21, 2006 the Company issued a total of 500,000 common shares pursuant to a debt settlement agreement between the Company and Mr. Antonio Care, whereby the Company settled $5,000 in debt.  A change in control resulting from the transaction was reported on Form 8K on January 26, 2007. Mr. Care is currently President of the Company and is working with the Company seeking a suitable business acquisition.  Mr. Care has previously worked with the Company as a consultant providing funding to the Company for operations.

During the fiscal year ending December 31, 2007, Mr. Care and a Director made loans or incurred expenses in the amount of $381,150 and have outstanding loans with the Company in the amount of $381,100 as of December 31, 2007.  During the fiscal year ending December 31, 2007, Mr. Care settled a total of $77,050 in related party debt and the Company issued a total of 7,705,000 common shares pursuant to this settlement.

ITEM 13.     EXHIBITS.

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation and Amendments	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
3.1.2	Amended and Restated Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on July 22, 2003
3.1.3	Certificate of Amendment to Articles of Incorporation	Filed herewith
3.1.4	Certificate of Change	Filed herewith
3.2	Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
3.2.1	Amended and Restated Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007
10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-QSB filed with the Securities and Exchange Commission on October 30, 2006.
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2006

22.1	Notice of Proposal for reverse split and name change	Incorporated by reference to our Schedule 14C filed on January 19, 2007
22.2	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on January 26, 2007
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2007 and December 31, 2006:

Services	2007	2006
Audit fees	11,500	10,500
Audit related fees	0	0
Tax fees	750	750
Total fees	12,250	11,250

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

By:     /s/ Antonio Care
Name:  Antonio Care
Title:   President, Principal Executive and Member of the Board of Directors
Date:   April 14, 2008

By:     /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title:   Principal Financial Officer, Secretary, Treasurer and Member of the Board of Directors
Date:   April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:     /s/ Antonio Care
Name:  Antonio Care
Title:   President, Principal Executive and Member of the Board of Directors
Date:   April 14, 2008

By:     /s/ Jacqueline Danforth

Name: Jacqueline Danforth
Title:   Principal Financial Officer, Secretary, Treasurer and Member of the Board of Directors
Date:   April 14, 2008

By:     /s/ John Demoleas
Name:  John Demoleas
Title:   Member of the Board of Directors
Date:   April 14, 2008