Form 10-Q
period 2008-03-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2008-05-21
CIK 1099332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-28323

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0368586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 – 9th Avenue S.E., Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

 (403) 693-8000

(Registrant’s  telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                      Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer

☐

Smaller reporting Company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑

No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,639,185 common shares outstanding as of May 5, 2008.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

i

PART I

ITEM 1.

FINANCIAL STATEMENTS

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-6

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2008 Unaudited	December 31, 2007

CURRENT ASSETS
Cash	$12,446	$8,233
Total Current Assets	12,446	8,233

TOTAL ASSETS	$12,446	$8,233

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$62,896	$60,025
Payable related parties	396,440	381,100
TOTAL CURRENT LIABILITIES	459,336	441,125

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.10 par value 1,000,000 shares authorized, none issued
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 8,639,185 shares	8,639	8,639
Additional paid in capital	3,341,160	3,341,160
Deficit	(3,796,689)	(3,782,691)
TOTAL STOCKHOLDERS’ DEFICIT	(446,890)	(432,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,446	$8,233

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)
Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	From Inception (December 15, 1998) to March 31, 2008
Revenue	$0	$0	$0
Cost of Sales	0	0	0
GROSS MARGIN	0	0	0

EXPENSES
General and Administrative	1,748	31,625	1,022,636
Professional Fees	4,000	0	4,000
Salaries and consulting	8,250	0	14,246
Interest	0	47	3,570
	13,998	31,672	1,044,452

Income (loss) from operations	(13,998)	(31,672)	(1,044,452)
Gain (loss) on disposal of Fixed assets	0	0	52,464
Forgiveness of debt	0	0	238,654
Net income (loss) before income taxes	(13,998)	(31,672)	(753,334)
Income (tax) benefit	0	0	2,235
Net income (loss) before discontinued operations	(13,998)	(31,672)	(751,099)
Discontinued operations of subsidiary	0	0	(3,045,590)
Net Loss	$(13,998)	$(31,672)	$(3,796,689)
Net income (loss) per share	$(0.00)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,639,185	1,859,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

Unaudited

			From Inception December 15, 1998) Through March 31, 2008
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flow from (used in) Operating activities
Net Income / (Loss) for the period	$(13,998)	$(31,672)	$(3,796,689)
Adjustment to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	0	0	(52,464)
Foreign exchange	0	0	31,893
Expenses paid with stock	0	0	163,105
Disposal of assets	0	0	87,734

Changes in non-cash working capital balances
Related to operations
Source (use) of
Accounts payable	2,871	(8,500)	62,897
Net cash used in operating activities	(11,127)	(40,172)	(2,544,010)
Cash flow from (used in) Investing Activities

Acquisition of capital assets	0	0	(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subs	0	0	(351,000)
Net cash used in investing activities	0	0	(708,390)
Cash flow from (used in) financing activities

Issuance of convertible debt	0	0	244,255
Sale of stock	0	0	967,564
Additional paid in capital	0	0	1, 367,726
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	0	0	644,018
Payables – related parties	15,340	43,150	41,284
Net cash provided by financing activities	15,340	43,150	3,264,847

Net Increase (decrease) in cash and cash equivalents	4,213	2,978	12,447

Cash and cash equivalents beginning of the period	8,233	1,989	0

Cash and cash equivalents end of the period	$12,446	$4,967	$12,447

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

Unaudited

			From Inception December 15, 1998) Through March 31, 2008
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Supplemental disclosures of Cash Flow Information
Interest	$0	47	$21,838
Income Tax	0	0	0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

 (A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008

Note 1- Basis of presentation

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

On March 13, 2007, the Company issued a total of 4,900,000 common shares at a deemed price of $0.001 per shares in settlement of a total of $49,000 in related party debt.  The related party required the shares be issued to a total of 14 stockholders.

On December 7, 2007 the Company issued a total of 2,805,000 common shares at a deemed price of $0.001 per common share in settlement of a total of $28,050 in related party debt.   The related party required the shares be issued to a total of 14 stockholders.

The Company is presently seeking other acquisitions.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

 (A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008

Note 2 – Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning January 1, 2009.  We are currently evaluating the provisions of FAS 141(R) and FAS 160.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”.  This statement permits companies to choose to measure many financial instruments and other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement of accounting for financial instruments.  This statement applies to all entities, including not for profit.  The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

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

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Note 2 – Subsequent Events

On April 1, 2008, the Company issued a total of 141,000 shares of common stock in settlement of certain debt on the balance sheet of the Company.

On April 25, 2008, the Company issued a total of 150,000 shares of common stock to certain directors and officers for directors and officers fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions:  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2007, and 2006, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Tire International Environmental Solutions Inc. unless the context clearly requires otherwise.

General Overview

The Company presently has no business operations.  The Company’s plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Exchange Act of 1934.  The Company presently has limited capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will be able to raise additional capital for an acquisition of merit.  The Company may incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-Q’s or 10-K’s, agreements and related reports and documents.

The analysis of new business opportunities is being undertaken by, or under the supervision of, the officers and directors of the Company.  In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Recent Corporate Developments

Since the completion of our fiscal year ended December 31, 2007, we have experienced the following significant corporate developments:

On March 10, 2008, Mr. Carmine Como, the President and Director of Tire International Environmental Solutions Inc. (the “Company”), informed the Board of Directors of the Company that he was resigning from the Board of Directors  and as President effective March 10, 2008.

On March 25, 2008, Mr. Antonio Care, Mr. John Demoleas and Ms. Jacqueline Danforth were appointed to the Board of Directors of Tire International Environmental Solutions Inc.

On March 26, 2008, Mr. Antonio Sticca, the Secretary-Treasurer and Director of Tire International Environmental Solutions Inc. (the “Company”), informed the Board of Directors of the Company that he was resigning from the Board of Directors effective March 26, 2008.

Liquidity and Capital Resources

As at March 31, 2008, the Company had cash of $12,446 and a working capital deficit of $446,890.  Management believes that additional working capital necessary to continue operations will be provided by management and/or existing stockholders.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should they fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to ongoing operations.  Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Results of Operation

The Company had no revenues for the three month periods ended March 31, 2008, and March 31, 2007.

General and administrative expenses for the three month period ended March 31, 2008, were $1,748 as compared to $31,625 for the comparative period in 2007.  General expenses during the quarter ended March 31, 2008 related primarily to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  General and administrative expenses for the three month period ended March 31, 2007 were related to the Company’s seeking acquisition candidates and to the maintenance of the corporate entity and compliance with the Securities Exchange Act of 1934, as amended as compared to the general and administrative expenses for the three month period ended March 31, 2008, which were reduced due to the fact that the Company was not active in pursuing business opportunities during the three month period ended March 31, 2008, and therefore, the expenses were less than the 2007 period.

Losses per share for the three month period ended March 31, 2008, were nil as compared to losses per share of $0.02 for the three month period ended March 31, 2007, the difference was largely due to the increased costs during 2007 of the Company pursuing business opportunities.

It is anticipated that the future expenditure levels will increase as the Company intends to actively pursue business opportunities in the upcoming quarter.  The Company will continue seeking a merger or acquisition.  The Company may participate in a business venture of virtually any kind or nature.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

Off Balance Sheet Arrangements

Not Applicable

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.

RISK FACTORS

Not Applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as disclosed below, the Company did not complete the sale of any equity securities that were not registered under the Securities Act of 1933.

On April 1, 2008, the Company issued the following shares to various consultants in settlement of certain outstanding debts.  The shares were issued pursuant to Regulation S of the Securities Act of 1933 (“Regulation S”) on the basis that each subscriber represented that they were not a “US Person” as such term is defined in Regulation S.

Name & Address	Number of Shares
Richard Buchanan 965 Belvedere Avenue Rockland, Ontario H4K 1H3	3,000
Anil Sharma 2559 Innes Road Ottawa, Ontario K1B 3K1	3,000
Jasques Leblanc 3007 Navan Road Ottawa, Ontario K1C 7G4	10,000
Total	141,000

On April 1, 2008 the Company issued the follow shares to a consultant in settlement of certain outstanding debts.

The shares issued to Mr. Poulin were issued pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the shareholder is an “accredited investor”, and has access to information about the Company and its investment, and has taken the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

Name & Address	Number of Shares
Paul Poulin 11 Blanchard Circle Illinois, USA 60010	125,000

On April 25, 2008 the Company issued the following shares to certain directors and officers as directors and officers fees.

Name & Address	Number of Shares
Jacqueline Danforth c/o 1530-9 Avenue S.E. Calgary, Alberta T2T 0T7	100,000
John Demoleas PO Box 314 Tenafly, NJ 07670	50,000
Total	150,000

The shares issued to Ms. Danforth were issued pursuant to Regulation S of the Securities Act of 1933 (“Regulation S”) on the basis that Ms. Danforth represented that she was not a “US Person” as such term is defined in Regulation S.

The shares issued to Mr. Demoleas were issued pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the shareholder is an “accredited investor”, and has access to information about the Company and its investment, and has taken the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

REGULATION S-K NUMBER	EXHIBIT	REFERENCE
3.1	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007
10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-QSB filed with the Securities and Exchange Commission on October 30, 2006.
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2006
22.1	Notice of Proposal for reverse split and name change	Incorporated by reference to our Schedule 14C filed on January 19, 2007
22.2	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on January 26, 2007
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May, 2008.

By:    /s/ Antonio Care

Name:  Antonio Care

Title:   Principal Executive Officer

By:    /s/ Jacqueline Danforth

Name:  Jacqueline Danforth

Title:   Principal Financial Officer