Form 10-Q
period 2008-06-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2008-08-14
CIK 1099332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

8,930,185 common shares outstanding as of August 8, 2008.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

i

PART I

ITEM 1.

FINANCIAL STATEMENTS

Page

Interim Consolidated Financial Statements

Interim Consolidated Balance Sheets	F-1

Interim Consolidated Statements of Operations	F-2

Interim Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Interim Consolidated Financial Statements	F-5 to F-7

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008

(Unaudited)

 (Stated in U.S. Dollars)

ASSETS	June 30,	December 31,
	2008	2007
Current
Cash	$ 7,432	$ 8,233
Total Current Assets	7,432	8,233

TOTAL ASSETS	$ 7,432	$ 8,233

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 53,611	$ 60,025
Payable – Related Party	396,440	381,100

Total Current Liabilities	450,051	441,125

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.10 Par value
1,000,000 shares authorized, none issued	0	0
Common Stock
$0.001 par value, authorized 100,000,000 shares
Issued and outstanding 8,930,185 and 8,639,185 shares at June 30, 2008 and December 31, 2007 respectively	8,930	8,639
Additional paid-in capital	3,350,619	3,341,160
Deficit accumulated during the development stage	(3,802,168)	(3,782,691)

Total Stockholders’ Deficiency	(442,619)	(432,892)

Total Liabilities and Stockholders’ Deficiency	$ 7,432	$ 8,233

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and six months ended June 30, 2008 and 2007 and for the period December 15, 1998 (Date of Inception) to June 30, 2008

(Unaudited)

(Stated in U.S. Dollars)

					December 15, 1998
	Three months ending		Six months ending		(Date of Inception)
	June 30		June 30		to June 30,
	2008	2007	2008	2007	2008

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0
Cost of Sales	0	0	0	0	0
Gross Margin	0	0	0	0	0

Expenses
General and Administrative	2,155	28,922	3,903	60,547	1,024,791
Professional fees	(799)	0	3,201	0	3,201
Consulting fees settled with shares	0	0	8,250	0	8,250
Salaries and consulting	4,114	0	4,114	0	10,110
Interest	9	0	9	47	3,579
Net income (loss) from the operations	(5,479)	(28,922)	(19,477)	(60,594)	(1,049,931)
Gain (loss) on disposal of Fixed assets	0	0	0	0	52,464
Forgiveness of debt	0	0	0	0	238,654
Net income (loss) before income taxes	(5,479)	(28,922)	(19,477)	(60,594)	(758,813)
Income( tax) benefit	0	0	0	0	2,235
Net income (loss) before Discontinued Operations	(5,479)	(28,922)	(19,477)	(60,594)	(756,578)
Discontinued operations of Subsidiary	0	0	0	0	(3,045,590)
Net Loss	$ (5,479)	$ (28,922)	$ (19,477)	$ (60,594)	$ (3,802,168)

Net income (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)

Weighted average shares outstanding	8,882,482	5,834,185	8,746,661	3,857,942

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007 and

for the period December 15, 1998 (Date of Inception) to June 30, 2008

(Unaudited)

 (Stated in U.S. Dollars)

	June 30, 2008	June 30, 2007	December 15, 1998 (Date of Inception) to June 30, 2008
Cash Flows From Operating Activities
Net loss for the period	$ (19,477)	$ (60,594)	$ (3,802,168)
Adjustment to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	0	0	959,514
Gain on settlement of debt	0	0	(52,464)
Foreign exchange	0	0	31,893
Consulting fees settled with stock	8,250	0	8,250
Expenses paid with stock	1,500	0	164,605
Disposal of assets	0	0	87,734
Changes in non-cash working capital balance related to operations:
Source (use) of
Accounts payable and accrued liabilities	(6,414)	(5,500)	53,611

Cash flows used in operating activities	(16,141)	(66,094)	(2,549,025)

Cash Flows from Investing Activities
Acquisition of capital assets	0	0	(608,514)
Disposition of assets	0	0	251,124
Goodwill on acquisition of subsidiary	0	0	(351,000)

Cash flows used in investing activities	0	0	(708,390)

Cash Flows from Financing Activities
Issuance of convertible debt	0	0	244,255
Issuance of common stock	0	0	967,564
Additional paid in capital	0	0	1,367,726
Long term debt	0	0	408,941
Debt repayment	0	0	(408,941)
Note payable – related parties	0	0	644,018
Payables – related parties	15,340	83,150	41,284

Cash flows provided by financing activities	15,340	83,150	3,264,847

Net increase (decrease) in cash and cash equivalents	(801)	17,056	7,432

Cash and cash equivalents at beginning of period	8,233	1,989	0

Cash and cash equivalents at end of period	$ 7,432	$ 19,045	$ 7,432

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the six months ended June 30, 2008 and 2007 and

for the period December 15, 1998 (Date of Inception) to June 30, 2008

(Unaudited)

 (Stated in U.S. Dollars)

	June 30, 2008	June 30, 2007	December 15, 1998 (Date of Inception) to June 30, 2008
Supplemental disclosures:
Cash flow information
Cash paid during the period for
Interest	9	47	21,847
Income taxes	0	0	0

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

 (A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008

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

On March 13, 2007, the Company issued a total of 4,900,000 common shares at a deemed price of $0.001 per share in settlement of a total of $49,000 in related party debt.  The related party required the shares be issued to a total of 14 stockholders.

On December 7, 2007 the Company issued a total of 2,805,000 common shares at a deemed price of $0.001 per common share in settlement of a total of $28,050 in related party debt.   The related party required the shares be issued to a total of 14 stockholders.

The Company is presently seeking other acquisitions.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

 (A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008

Note 2 – Recent accounting pronouncements

In September, 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company is currently not pursuing any business combinations and does not plan to do so in the future, so this statement likely will not have any impact on the Company.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

 (A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2008

Note 2 – Recent accounting pronouncements (Continued)

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

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

Recent Corporate Developments

There have been no recent corporate developments in this three month period covered by this quarterly report.

Liquidity and Capital Resources

As at June 30, 2008, the Company had cash of $7,432 and a working capital deficit of $442,619.  Management believes that additional working capital necessary to continue operations will be provided by management and/or existing stockholders.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should they fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operation

The Company had no revenues for the six month periods ended June 30, 2008, and June 30, 2007.

General and administrative expenses for the six month period ended June 30, 2008, were $19,477 as compared to $60,594 for the comparative period in 2007.  General expenses during the six month ended June 30, 2008 related primarily to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  General and administrative expenses for the six month period ended June 30, 2007 were related to the Company’s seeking acquisition candidates and to the maintenance of the corporate entity and compliance with the Securities Exchange Act of 1934, as amended as compared to the general and administrative expenses for the six month period ended June 30, 2008, which were reduced due to the fact that the Company was not active in pursuing business opportunities during the six month period ended June 30, 2008, and therefore, the expenses were less than the 2007 period.

Losses per share for the six month period ended June 30, 2008, were nil as compared to losses per share of $0.02 for the six month period ended June 30, 2007, the difference was largely due to the increased costs during 2007 of the Company pursuing business opportunities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name & Address	Number of Shares
Richard Buchanan 965 Belvedere Avenue Rockland, Ontario H4K 1H3	3,000
Anil Sharma 2559 Innes Road Ottawa, Ontario K1B 3K1	3,000
Jasques Leblanc 3007 Navan Road Ottawa, Ontario K1C 7G4	10,000
Total	16,000

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

REGULATION S-K NUMBER	EXHIBIT	REFERENCE
3.1	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008.
3.2	Amended and Restated Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.
10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-QSB filed with the Securities and Exchange Commission on October 30, 2006.
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2006.
22.1	Notice of Proposal for reverse split and name change	Incorporated by reference to our Schedule 14C filed on January 19, 2007.
22.2	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on January 26, 2007.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of August, 2008.

By:    /s/ Antonio Care

Name:  Antonio Care

Title:   Principal Executive Officer

By:    /s/ Jacqueline Danforth

Name:  Jacqueline Danforth

Title:   Principal Financial Officer