Form 10-Q
period 2008-09-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2008-11-14
CIK 1099332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☑No ☐

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

8,930,185 common shares outstanding as of September 30, 2008.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

PART I

ITEM 1.FINANCIAL STATEMENTS

Page

Interim Consolidated Financial Statements

Interim Consolidated Balance Sheets	F-1

Interim Consolidated Statements of Operations	F-2

Interim Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Interim Consolidated Financial Statements	F-5 to F-7

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008
(Unaudited)
 (Stated in U.S. Dollars)

	September 30,	December 31,
	2008	2007
ASSETS

Current
Cash	$2,516	$8,233
Total Current Assets	2,516	8,233

TOTAL ASSETS	$2,516	$8,233

LIABILITIES

Current
Accounts payable and accrued liabilities	$47,688	$60,025
Payable – Related Party	403,642	381,100

Total Current Liabilities	451,330	441,125

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.10 Par value
1,000,000 shares authorized, none issued	-	-
Common Stock
$0.001 par value, authorized 100,000,000 shares
Issued and outstanding 8,930,185 and 8,639,185 shares at September 30, 2008 and December 31, 2007 respectively	8,930	8,639
Additional paid-in capital	3,350,619	3,341,160
Deficit accumulated during the development stage	(3,808,363)	(3,782,691)

Total Stockholders’ Equity (Deficiency)	(448,814)	(432,892)

Total Liabilities and Stockholders’ Equity (Deficiency)	$2,516	$8,233

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2008 and 2007 and for the period December 15, 1998 (Date of Inception) to September 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

					December 15, 1998
	Three months ending		Nine months ending		(Date of Inception)
	September 30		September 30		to September 30,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
General and Administrative	482	39,836	4,386	100,383	1,025,273
Professional fees	5,171	-	8,371	-	8,372
Consulting fees settled with shares	-	-	8,250	-	8,250
Salaries and consulting	409	-	4,523	-	10,519
Interest	133	-	142	47	3,712
Net income (loss) from the operations	(6,195)	(39,836)	(25,672)	(100,430)	(1,056,126)
Gain (loss) on disposal of Fixed assets	-	-	-	-	52,464
Forgiveness of debt	-	-	-	-	238,654
Net income (loss) before income taxes	(6,195)	(39,836)	(25,672)	(100,430)	(765,008)
Income( tax) benefit	-	-	-	-	2,235
Net income (loss) before Discontinued Operations	(6,195)	(39,836)	(25,672)	(100,430)	(762,773)
Discontinued operations of Subsidiary	-	-	-	-	(3,045,590)
Net Loss	$(6,195)	$(39,836)	$(25,672)	$(100,430)	$(3,808,363)

Net income (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding	8,930,185	5,834,185	8,817,696	4,523,929

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007 and
for the period December 15, 1998 (Date of Inception) to September 30, 2008
(Unaudited)
 (Stated in U.S. Dollars)

	September 30, 2008	September 30, 2007	December 15, 1998 (Date of Inception) to September 30, 2008
Cash Flows From Operating Activities
Net loss for the period	$(25,672)	$(100,430)	$(3,808,363)
Adjustment to reconcile net income (loss) to net cash from (used in) operating activities
Depreciation and amortization	-	-	959,514
Gain on settlement of debt	-	-	(52,464)
Foreign exchange	-	-	31,893
Consulting fees settled with stock	8,250	-	8,250
Expenses paid with stock	1,500	-	164,605
Disposal of assets	0	-	87,734
Changes in non-cash working capital balance related to operations:
Source (use) of
Accounts payable and accrued liabilities	(12,337)	5,289	47,688

Cash flows used in operating activities	(28,259)	(95,141)	(2,561,143)

Cash Flows from Investing Activities
Acquisition of capital assets	-	-	(608,514)
Disposition of assets	-	-	251,124
Goodwill on acquisition of subsidiary	-	-	(351,000)

Cash flows used in investing activities	-	-	(708,390)

Cash Flows from Financing Activities
Issuance of convertible debt	-	-	244,255
Issuance of common stock	-	-	967,564
Additional paid in capital	-	-	1,367,726
Long term debt	-	-	408,941
Debt repayment	-	-	(408,941)
Note payable – related parties	-	-	644,018
Payables – related parties	22,542	108,150	48,486

Cash flows provided by financing activities	22,542	108,150	3,272,049

Net increase (decrease) in cash and cash equivalents	(5,717)	13,009	2,516

Cash and cash equivalents at beginning of period	8,233	1,989	-

Cash and cash equivalents at end of period	$2,516	$14,998	$2,516

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended September 30, 2008 and 2007 and
for the period December 15, 1998 (Date of Inception) to September 30, 2008
(Unaudited)
 (Stated in U.S. Dollars)

	September 30, 2008	September 30, 2007	December 15, 1998 (Date of Inception) to September 30, 2008
Supplemental disclosures:
Cash flow information
Cash paid during the period for
Interest	$133	-	$21,971
Income taxes	-	-	-

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008
(Unaudited)

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

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Nine Months Ended September 30, 2008
(Unaudited)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company is currently pursuing business combinations and so this statement likely will impact on the Company should they find a suitable acquisition candidate.

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

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the Nine Months Ended September 30, 2008
(Unaudited)

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

None of the above new pronouncements have current application to the Company, but they may be applicable to the Company's future financial reporting.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except, as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Liquidity and Capital Resources

As at September 30, 2008, the Company had cash of $2,516 and a working capital deficit of $448,814.  Management believes that additional working capital necessary to continue operations will be provided by management and/or existing stockholders.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should they fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operation

The Company had no revenues for the nine month periods ended September 30, 2008, and September 30, 2007.

General and administrative expenses for the nine month period ended September 30, 2008, were $25,672 as compared to $100,430 for the comparative period in 2007.  General expenses during the nine month ended September 30, 2008 related primarily to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  General and administrative expenses for the nine month period ended September 30, 2007 were related to the Company’s seeking acquisition candidates and to the maintenance of the corporate entity and compliance with the Securities Exchange Act of 1934, as amended as compared to the general and administrative expenses for the nine month period ended September 30, 2008, which were reduced due to the fact that the Company was not active in pursuing business opportunities during the nine month period ended September 30, 2008, and therefore, the expenses were less than the 2007 period.

Losses per share for the nine month period ended September 30, 2008, were nil as compared to losses per share of $0.02 for the nine month period ended September 30, 2007, the difference was largely due to the increased costs during 2007 of the Company pursuing business opportunities.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2008.

By:    /s/ Antonio Care
Name:  Antonio Care
Title:   Principal Executive Officer

By:    /s/ Jacqueline Danforth
Name:  Jacqueline Danforth
Title:   Principal Financial Officer