Form 10-K
period 2008-12-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2009-04-10
CIK 1099332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        000-28323

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (Exact name of registrant as apecified in its charter)

Nevada	98-0368586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 9th Ave S.E., Calgary, Alberta Canada	T2G0T7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (403) 693-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes [ ] No [ X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]
Yes [ X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                           [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐                                                                                     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X ] No [ ]
 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates of the registrant is $240,246.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

As of March 10, 2009, the Issuer had a total of 8,930,185 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.                       BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are not purely historical statements are forward –looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

General Development of the Business

Tire International Environmental Solutions Inc. (the “Company” “we”, “us”, “our” and “Tire”) was incorporated under the laws of the State of Nevada on February 19, 1986 as Engle Mining Co., Inc. On January 27, 1999 the Company acquired all of the outstanding stock of I Vision USA Inc. through a stock for stock exchange in which the stockholders of I Vision USA Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of I Vision USA Inc.  I Vision USA Inc. was organized in the state of Delaware on December 15, 1998 and had purchased all of the outstanding stock of I Vision Integral Inc. which was organized in Canada during March 1998.  I Vision USA Inc. and I Vision Integral Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web.  For reporting purposes, the acquisition is treated as an acquisition of the Company by I Vision USA Inc. (reverse acquisition) and a recapitalization of I Vision USA Inc.   During September 1999 the Company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisation Inc., and Ixiem Production Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000 CDN.   This debt was settled for stock and the companies have since been discontinued or abandoned.

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

During April 2008, the Company issued aggregate 291,000 shares of common stock valued at $9,750 in consideration for consulting services, director’s fee and officer’s fee.

The Company presently has no operations and is seeking an acquisition.  It has entered in negotiations with several companies but has not yet concluded an agreement.

The Company has not ever declared bankruptcy, has not ever been in receivership, or similar proceedings.

Present Operations

The Company presently has no business operations.  The Company intends to seek,  investigate and, if  such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Act of 1934.  The Company will not restrict its search to any specific business or industry. The Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to stockholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.  Due to general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all stockholders and other factors.  Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company presently has limited capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will be able to raise additional capital for an acquisition of merit.  The Company may incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K, 10-Q or 10-K, agreements and related reports and documents.  The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

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

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and stockholders of the Company will no longer be in control of the Company.   In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's stockholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such stockholders.

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

Research and Development

The Company has not undertaken any research and development activities during each of its last three fiscal years.

Employees

As of December 31, 2008, the Company had no employees.

ITEM 1A.                     RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 1B.                     UNRESOLVED STAFF COMMENTS

A smaller reporting company is not required to provide the information required by this item.

ITEM  2.                      PROPERTIES

The Company does not own any plant or properties or any real estate. The Company does not lease any property.

ITEM 3.                       LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Report.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fiscal year ended December 31, 2008.

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's common stock trades on the Over-the-Counter Bulletin Board (“OTC/BB”) under the symbol "TRIE".  The Company’s common stock previously traded on the OTC/BB under the symbol "IVIG".  On June 27, 2000 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its quarterly and annual reports.   On June 16, 2008, the Company was approved for quotation on the OTC/BB.    Following is a report of high and low bid prices for the last three fiscal quarters of fiscal 2008.

Year 2008	High	Low
4th Quarter ended 12/31/08	0.25	0.02
3rd Quarter ended 9/30/08	0.55	0.01
2nd Quarter ended 6/30/08	None	None

The information as provided above was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of March 10, 2009, there were 108 record holders of the Company’s common stock.

Dividends

During the last three fiscal years, no dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

The Company does not currently have any equity compensation plans.

Performance Graph

The Company is a smaller  reporting issuer and is not required to provide this information.

Recent sales of unregistered securities; use of proceeds from registered securities

There are no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.                       SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this item.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity

The Company has $5,517 cash as of the period covered by this report and has no income as it has no current operations.  Presently the operations of the Company are being funded by loans from Mr. Care, the Company’s President.  Based on present operations the Company will not be able to satisfy its cash requirements during the next twelve months, and should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  It, however, does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

Capital Resources

The Company has no material commitments for capital expenditures at this time.   The Company cannot predict what commitments it may incur should it find a suitable acquisition for the Company.

Results of Operations

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Payments Due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-0-	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-	-0-

The Company does not currently have any contractual debt obligations in regard to any of the above.  The Company has  current debt to an officer and director of the Company in the amount of $409,047.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements.  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Research and development

All costs of research and development activities are expensed as incurred.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

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

In March 2008, FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognitionapproach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this item.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report on Form 10-K.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes In Stockholders’ Deficiency	F-5 to F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-15

CHILD, VAN WAGONER & BRADSHAW, PLLC
5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700  Facsimile 801.281.4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Officers and Directors
Tire International Environmental Solutions Inc.

We have audited the accompanying consolidated balance sheets of Tire International Environmental Solutions Inc. ( a Nevada development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the  years ended December 31, 2008 and 2007, and for the period of December 15, 1998 (date of inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tire International Environmental Solutions Inc. as of  December 31, 2008 and 2007, and the results of its operations,   and its cash flows for the  years ended December 31, 2008 and 2007, and for the period of December 15, 1998 (date of inception) to December 31, 2008,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
 Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
April 8, 2009
1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Stated in U.S. Dollars)
ASSETS	December 31, 2008	December 31, 2007
Current Assets:
Cash	$5,517	$8,233

Total Assets	$5,517	$8,233

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$57,570	$60,025
Loans payable – related parties	409,047	381,100
Total current liabilities	466,617	441,125

Stockholders' Deficiency
Preferred stock, $0.10 par value, 1,000,000 preferred shares authorized with zero shares outstanding	-	-
Common Stock, $0.001 par value: 100,000,000 shares authorized; 8,930,185 and 8,639,185 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively.	8,930	8,639
Additional paid in capital	3,350,619	3,341,160
Accumulated deficit during the development stage	(3,820,649)	(3,782,691)
Total Stockholders' Deficiency	(461,100)	(432,892)
Total Liabilities and Stockholders' Deficiency	$5,517	$8,233

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

	Year ended December 31,
	2008	2007	December 15, 1998 (Date of Inception) to December 31, 2008
Revenue	$-	$-	$-

Expenses
Office and administration	5,892	145,487	1,026,780
Professional fees	18,073	-	18,073
Consulting fees settled with shares	8,250	-	8,250
Salaries and consulting	5,600	-	11,596
Interest	143	-	3,713

Net income (loss) from the operations	(37,958)	(145,487)	(1,068,412)

Gain (loss) on disposal of fixed assets	-	-	52,464
Forgiveness of debt	-	-	238,654
Net income (loss) before income taxes	(37,958)	(145,487)	(777,294)
Income tax benefit	-	-	2,235
Net income (loss) before discontinued operations	(37,958)	(145,487)	(775,059)
Discontinued operations of subsidiary	-	-	(3,045,590)
Net income (loss)	$(37,958)	$(145,487)	$(3,820,649)

Basic and diluted loss per share	$(0.00)	$(0.03)

Basic and diluted weighted average number of shares	8,850,070	5,052,048

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Stated in U.S. Dollars)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholders' Deficiency
Balance, December 15, 1998 (Date of Inception)	23,674	$24	$66,776	(68,000)	(1,200)
Balance, December 31, 1998	23,674	24	66,776	(68,000)	(1,200)
Issuance of common stock for all stock of iVision USA, Inc. January 27, 1999	80,000	80	(56,516)	393,899	337,463
Issuance of common stock for services at $1.00 February 8, 1999	6,700	7	6,693		6,700
Issuance of common stock as part payment for all stock of Bergeron Conseils Et Inc. and La Societe De Services September 1, 1999	340	-	51,000		51,000
Issuance of common stock for all stock of Xiem Productions Inc. September 15, 1999	2,000	2	299,998		300,000
Issuance of common stock for services at $1.00 November 15, 1999	410	-	410		410
Issuance of common stock for services at $1.00 December 2, 1999	2,000	2	1,998		2,000
Capital contributed			1,248,774		1,248,774
Net income (loss)				(1,653,806)	(1,653,806)
Balance, December 31, 1999	115,124	115	1,619,133	(1,327,907)	291,341
Issuance of common stock for services at $62.97 March 3, 2000	1,095	1	68,949		68,950
Issuance of common stock for cash at $150.00 August 21, 2000	6,000	6	899,994		900,000
Issuance of common stock for cash at $0.10 August 21, 2000	500	-	50		50
Net income (loss)				(1,744,015)	(1,744,015)
Balance, December 31, 2000	122,719	122	2,588,126	(3,071,922)	(483,674)
Issuance of common stock for services at $10.00 June 11, 2001	550	1	5,499		5,500
Net income (loss)				(376,719)	(376,719)
Balance, December 31, 2001	123,269	123	2,593,625	(3,448,641)	(854,893)
Issuance of common stock for services at $0.10 June 3, 2002	4,000	4	396		400
Issuance of common stock for services at $0.265 July 22, 2002	90,000	90	23,760		23,850
Issuance of common stock to cancel debt at $2.76 July 22, 2002	209,776	210	577,907		578,117
Net income (loss)				(35,700)	(35,700)
Balance, December 31, 2002	427,045	427	3,195,688	(3,484,341)	(288,226)
Issuance of common stock for cash at $10.03 on June 18, 2003.	7,140	7	71,627		71,634

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (Stated in U.S. Dollars)
	Common Stock
			Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
	Shares	Amount

Net income (loss)				(63,877)	(63,877)
Balance, December 31, 2003	434,185	434	3,267,315	(3,548,218)	(280,469)
Net income (loss)				206,969	206,969
Balance, December 31, 2004	434,185	434	3,267,315	(3,341,249)	(73,500)
Net income (loss)				(62,000)	(62,000)
Balance, December 31, 2005	434,185	434	3,267,315	(3,403,249)	(135,500)
Issuance of Stock to retire Debt at $0.01 on December 21, 2006	500,000	500	4,500		5,000
Net income (loss)				(233,955)	(233,955)
Balance, December 31, 2006	934,185	934	3,271,815	(3,637,204)	(364,455)
Shares issued to pay for expenses at $0.01 on March 13, 2007	4,900,000	4,900	44,100		49,000
Shares issued to pay for expenses at $0.01 on December 7, 2007	2,805,000	2,805	25,245		28,050
Net income (loss)				(145,487)	(145,487)
Balance, December 31, 2007	8,639,185	8,639	3,341,160	(3,782,691)	(432,892)
Issuance of common stock for services	291,000	291	9,459		9,750
Net income (loss)				(37,958)	(37,958)
Balance, December 31, 2008	8,930,185	$8,930	$3,350,619	$(3,820,649)	$(461,100)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

	December 31, 2008	December 31, 2007	December 15, 1998 (Date of Inception) to December 31, 2008
Cash flows from operating activities:
Net income (loss)	$(37,958)	$(145,487)	$(3,820,649)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	-	-	959,514
Gain on settlement of debt	-	-	(52,464)
Foreign exchange	-	-	31,893
Expenses paid with stock	1,500	7,705	164,605
Disposal of assets	-	-	87,734
Consulting fees settled with stock	8,250	-	8,250
Changes in assets and liabilities:
Accounts payable and accrued expense	(2,455)	18,581	57,570
Net cash used in operating activities:	(30,663)	(119,201)	(2,563,547)

Cash flows from investing activities:
Acquisition of plant and equipment	-	-	(608,514)
Disposition of assets	-	-	251,124
Goodwill on acquisition of subsidiary	-	-	(351,000)
Net cash used in investing activities:	-	-	(708,390)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	-	-	244,255
Proceeds from issuance of common stock	-	-	967,564
Additional paid in capital	-	69,345	1,367,726
Long-term debt	-	-	408,941
Debt repayment	-	-	(408,941)
Notes payable – related parties	-	-	644,018
Loan payable - related parties	27,947	56,100	53,891
Net cash provided by financing activities:	27,947	125,445	3,277,454

Net increase (decrease) in cash	(2,716)	6,244	5,517
Cash at beginning of period	8,233	1,989	-
Cash and cash equivalents at end of period	$5,517	$8,233	$5,517

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$143	$-	$21,981
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Stated in U.S. Dollars)

Note 1                 Nature and Continuance of Operations

a)	Organization

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

The consolidated financial statements shown in this report include the accounts of the Company and its wholly-owned subsidiaries as outlined in the notes above.   All material intercompany accounts and transactions have been eliminated.  These financial statements are presented from the inception date of December 15, 1998 which was the date of incorporation of I Vision U.S.A, Inc. as this company was the last operating entity.

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

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
(Stated in U.S. Dollars)

Note 1                 Nature and Continuance of Operations (Cont’d)

a)	Organization (cont’d)

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

During April 2008, the Company issued an aggregate 291,000 shares of common stock valued at $9,750 in consideration for consulting services, director’s fee and officer’s fee.

 The Company is presently seeking other acquisitions.

b)	Going concern

As of December 31, 2008, the Company has an accumulated deficit of $ 3,820,649 and remains in development stage due to its lack of business operations. Those factors could create an uncertainty about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately upon the Company’s attaining profitable operations. The management of the Company intends to seek additional funding which will be utilized to fund business acquisitions and continue operations. The Company recognizes that, if it is unable to raise additional capital it may find it necessary to substantially reduce or cease operations.

Note 2                 Summary of Significant Accounting Policies

a)	Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

c)	Comprehensive Income

Since 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income".  This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no significant impact on total stockholders’ deficit as of December 31, 2008.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
(Stated in U.S. Dollars)

Note 2                 Summary of Significant Accounting Policies (Cont’d)

d) Income Taxes

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

e) Depreciation and Amortization

Property and equipment are stated at cost. Depreciation is calculated on a diminishing balance basis over the estimated useful lives of the assets, generally five to seven years. Trademarks and patents are depreciated on a straight-line basis over a period of twenty years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

f) Estimates and Assumptions

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

g) Basic and Diluted Net Income (Loss) Per Share

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

h) Allowance for Doubtful Accounts

The Company provides an allowance for uncollectible accounts. The allowance is based upon management's periodic analysis of receivables, evaluation of current economic conditions and other pertinent factors. Ultimate losses may vary from current estimates and, as additions to the allowance become necessary, they are charged against earnings in the period they become known. Losses are charged and recoveries are credited to the allowance.

i) Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of. “SFAS” No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
(Stated in U.S. Dollars)

Note 2                      Summary of Significant Accounting Policies (Cont’d)

j) Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communication advertising in the   period in which the advertising   space or airtime is used.  There were no advertising costs for the periods ended December 31, 2008 and December 31, 2007.

k) Concentration of Credit Risk

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

l) Fair Value of Financial Instruments

The Company's financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

m) Goodwill

Goodwill resulting from acquisition of subsidiaries was being amortized on straight-line basis over the estimated life of the benefit of five years.  During 2001, goodwill of $268,726 related to the inactive subsidiaries was charged to operations.

Note 3                      New Accounting Standards

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

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

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
(Stated in U.S. Dollars)

Note 3                      New Accounting Standards (continued)

In March 2008, FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
(Stated in U.S. Dollars)

Note 3                      New Accounting Standards (continued)

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Note 4             Use of Estimates in the preparation of the financial statements

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 5              Related PartyTransactions

During the fiscal year ending December 31, 2008, Mr. Care, an officer and Director of the Company, made loans or incurred expenses in the amount of $27,947and has outstanding loans with the Company in the amount of $409,047 as of December 31, 2008 and  $381,100 as of December 31, 2007.

On April 25, 2008 the Company issued a total of 100,000 shares to Jacqueline Danforth, an officer and director of the Company as to 50,000 shares for officer’s fees and 50,000 shares for director’s fees for fiscal 2008.

On April 25, 2008 the Company issued a total of 50,000 shares as director’s fees for fiscal 2008 to John Demoleas.

Note 6              Common Stock

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.   On February 8, 2007, the Company effected a 100 for 1 reverse stock split.  All share and per share amounts have been restated to reflect the split as if it had occurred at the beginning of the earliest period presented.  As of December 31, 2008 and 2007, the Company had 8,930,185 and 8,639,185 shares of common stock outstanding, respectively.

On March 13, 2007, the Company issued a total of 4,900,000 common shares in settlement of $49,000 of outstanding debt.

On December 7, 2007, the Company issued a total of 2,805,000 common shares in settlement of $28,050 of outstanding debt.

On April 1, 2008, the Company issued a total of 141,000 common shares in settlement of $8,250 of outstanding debt relating to consulting fees for fiscal 2007 which were invoiced from the consultants during fiscal 2008.

On April 25, 2008 the Company issued a total of 150,000 shares to officers and directors as compensation for officers’ and directors’ fees for fiscal 2008.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
(Stated in U.S. Dollars)

Note 7              Income Taxes

The components of the provision for income taxes at December 31, 2007 are as follows:

Current - Federal	$0
Deferred – Federal	$0
Income tax provisions	$0

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using:

U.S. Federal statutory rate	$(12,900)
Use of loss carryforwards	$0
Change in valuation allowance	$12,900
Effective tax	$0

Deferred tax assets (liabilities) consisted of the following at December 31, 2008

Deferred tax assets
Net operating loss Carryforwards	$193,900
Deferred tax liability	$0
Valuation allowance	$(193,900)
$0

At December 31, 2008, the Company has net operating loss (NOL) carryforwards totaling approximately $570,400. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2008 was $12,900 and $49,500 for the year ended December 31, 2007.  The figures for 2008 and 2007 reflect those of the Company only, as all subsidiaries are now gone.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2007 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2007 and 2008.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2008
(Stated in U.S. Dollars)

 Note 8             Income (Loss) Per Share

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2008 and 2007:

	2008	2007

Net income (loss) available to common stockholders	$(37,958)	$(145,487)

Weighted average shares: Outstanding all year	8,850,070	5,502,048

Basic income (loss) per share (based on weighted average shares)	$(0.00)	$(0.03)

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A (T).               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.                     OTHER INFORMATION

There are no items requiring disclosure hereunder.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information, as of December 31, 2008, with respect to our directors and executive officers.

NAME	AGE	POSITION
Antonio Care	39	President and Director
Jacqueline Danforth	37	Secretary, Treasurer, and Director
John Demoleas	50	Director

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

JACQUELINE DANFORTH- Ms. Danforth was elected to our Board of Directors and appointed Secretary, Treasurer and Chief Financial Officer of the Company on March 25, 2008.   Ms. Danforth has been a member of the Board of Directors and the President of FACT Corporation since August 7, 2001. Ms. Danforth has been a director and Secretary of Food and Culinary Technology Group Inc., a wholly-owned subsidiary of FACT Corporation since November 7, 2001, and President since July 22, 2002.  Ms. Danforth was also named President, Secretary-Treasurer and appointed to the Board of Directors of FACT Products Inc. on November 5, 2001, and has been President and a director of Wall Street Investment Corp since its re-instatement November 15, 2001.  Ms. Danforth became the President, Secretary and Treasurer, as well as a director of Wall Street Real Estate Ltd. upon its incorporation on July 23, 2002.  FACT Products, Wall Street Real Estate and Wall Street Investment Corp are all wholly-owned subsidiaries of FACT Corp. Ms. Danforth is also Chief Financial Officer and a Director of VioSolar Inc., a foreign issuer reporting to the SEC and is the Chief Financial Officer of Cascade Technologies Inc., a reporting issuer with the SEC and Solar Systems Ltd., an issuer that has filed a registration statement with the SEC to become a reporting issuer. Over the past ten years, Ms. Danforth has worked for both private and publicly traded companies, providing management and direction. She has extensive experience in start- up operations, and her range of experience with publicly traded corporations listed on both Canadian and US exchanges includes all aspects of public reporting, corporate finance and shareholder communications. She has worked in a broad range of industry sectors including natural resources and technology. Ms. Danforth continues to provide consulting services to other private and public corporations on a limited basis, and sits as a director on several private boards. She is the President and sole director of Argonaut Management Group, Inc., her private consulting company.

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

In 1980, Mr. Demoleas graduated from Fordham University, Bronx, New York with a Bachelor of Arts degree in History and Classics.

The Company does not have any employees at this time.   During fiscal 2008, the Company retained the services of Mr. Antonio Care as consultant to source business opportunities for the Company.  Mr. Care was appointed President of the Company on March 25, 2008.  He does not currently have an employment contract with the Company and is currently not receiving remuneration in his role as consultant or as an officer or director.

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

Compliance with Section 16(A) of the Exchange Act

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Jacqueline Danforth	Director & CFO	Late/1	N/A	N/A
John Demoleas	Director	Late/1	N/A	N/A

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the  Company’s board of directors.

The Board of Directors presently does not have an audit committee. Since there is only one independent member of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Antonio Care President & PEO	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth PFO & Secretary	2008	-0-	-0-	500	-0-	-0-	-0-	-0-	-500-
Carmine Como President & PEO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais President & PEO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jacqueline Danforth received a total of 50,000 shares at a deemed price of $0.01 per share for her services as Chief Financial Officer during fiscal 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jacqueline Danforth, PFO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Antonio Care PEO	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There were no stock options granted during the fiscal year ended December 31, 2008.  The Company presently has no stock option or stock award plans.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Antonio Care	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth	-0-	500	-0-	-0-	-0-	-0-	500
John Demoleas	-0-	500	-0-	-0-	-0-	-0-	500

The Company has made no contractual arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.   During fiscal 2008, Ms. Danforth and Mr. Demoleas received 50,000 shares each at a deemed price of $0.01 per share as consideration for their service as directors of the Company during fiscal 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of the fiscal year ended December 31, 2008 in regard to any securities authorized for issuance under equity compensation plans.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, as of March 31, 2009, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Bello Investments Ltd. P.O. Box 7768 Banklane Nassau, Bahamas	570,000 common shares held directly	6.4%
Common	Bic International Ltd. Cor 12 Bayment Ave & Calle Al Mar, Belize City, Belize	525,000 common shares held directly	5.9%
Common	Maria Stella Care(2) 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	6.2%
Common	Bruna Care(2) 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	6.2%
Common	Cosimo Care(2) 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	6.2%
Common	Crisis Management Inc. Cor 12 Bayment Ave & Calle Al Mar, Belize City, Belize	550,000 common shares held directly	6.2%

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Harmony International Ltd. P.O. Box 7768 Banklane Nassau, Bahamas	570,000 common shares held directly	6.4%
Common	Pina Dicesare 3886 Avenue des Generaux Laval, Quebec H7E 5K7	1,000,000 common shares held directly	11.2%
(1) Based on 8,930,185 shares of common stock issued and outstanding.
(2) Maria Stella Care, Bruna Care and Cosimo Care, stockholders of the Company, are the sisters and brother of Antonio Care, who is an officer and director of the Company.  Mr. Care disclaims any beneficial ownership.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information, as of March 10, 2009, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Antonio Care	500,000 held directly	5.6%
Common	Jacqueline Danforth	100,000 held directly	1.1%
Common	John Demoleas	50,000 held directly	0.6%
Common	All Officers and Directors as a group	650,000 Common shares	7.3%
(1) Based on 8,930,185 shares of common stock issued and outstanding.

CHANGES IN CONTROL

There are no arrangements known to the Company which may result in a change of control of the Company.

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

Transactions with Related Persons

During the fiscal year ending December 31, 2008, Mr. Care, an officer and director of the Company made loans or incurred expenses in the amount of $27,947 and has outstanding loans with the Company in the amount of $409,047 as of December 31, 2008.

During the fiscal year ending December 31, 2008, the Company issued 50,000 shares and 100,000 shares to John Demoleas and Jacqueline Danforth, respectively.

Promoters and Certain Control Persons

On December 21, 2006 the Company issued a total of 500,000 post split common shares pursuant to a debt settlement agreement between the Company and Mr. Antonio Care.  This issuance of shares effected a change in control of the Company.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2008 and December 31, 2007:

Services	2008	2007
Audit fees	$11,500	$11,500
Audit related fees	$0	$0
Tax fees	$750	$750
Total fees	$12,250	$12,250

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

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.  Financial Statements.   See Item 8. Index to Financial Statements.

2.  Financial Statement Schedules.   Not Applicable

3.  Exhibits

REGULATION S-K NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation and Amendments	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
3.1.2	Amended and Restated Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on July 22, 2003
3.1.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008

3.1.4	Certificate of Change	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on December 1, 1999
3.2.1	Amended and Restated Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007
10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-QSB filed with the Securities and Exchange Commission on October 30, 2006.
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2006
22.1	Notice of Proposal for reverse split and name change	Incorporated by reference to our Schedule 14C filed on January 19, 2007
22.2	Notice of Annual Meeting of Stockholders	Incorporated by reference to our Schedule 14C filed on January 26, 2007
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:     /s/ Antonio Care
Name:  Antonio Care
Title:   President, Principal Executive and Member of the Board of Directors
Date:   April 9, 2009

By:     /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title:   Principal Financial Officer, Secretary, Treasurer and Member of the Board of Directors
Date:   April 9, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:     /s/ Antonio Care
Name:  Antonio Care
Title:   President, Principal Executive and Member of the Board of Directors
Date:   April 9, 2009

By:     /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title:   Principal Financial Officer, Secretary, Treasurer and Member of the Board of Directors
Date:   April 9, 2009

By:     /s/ John Demoleas
Name:  John Demoleas
Title:   Member of the Board of Directors
Date:   April 9, 2009