Form 10-Q
period 2009-03-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2009-05-06
CIK 1099332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
or

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

(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be sumitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
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

8,930,185 common shares outstanding as of May 4, 2009

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

PART I

ITEM 1.       FINANCIAL STATEMENTS

Page

Interim Financial Statements

Interim Balance Sheets	F-1

Interim Statements of Operations	F-2

Interim Statements of Cash Flows	F-3

Notes to Interim Financial Statements	F-4 to F-6

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
March 31, 2009
(Unaudited)
 (Stated in U.S. Dollars)

	March 31,	December 31,
	2009	2008
Assets
Current Assets
Cash	$-	$5,517
Total Current Assets	-	5,517

TOTAL ASSETS	$-	$5,517

LIABILITIES and STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$58,323	$57,570
Payable – Related Party	410,047	409,047
	468,370	466,617
Total Current Liabilities

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.10 Par value
1,000,000 shares authorized, none issued	-	-
Common Stock
$0.001 par value, authorized 100,000,000 shares
Issued and outstanding 8,930,185 and 8,930,185 shares at March 31, 2009 and December 31, 2008 respectively	8,930	8,930
Additional paid-in capital	3,350,619	3,350,619
Deficit accumulated during the development stage	(3,827,919)	(3,820,649)
Total Stockholders’ Equity (Deficiency)	(468,370)	(461,100)

Total Liabilities and Stockholders’ Deficiency	$-	$5,517

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008 and
for the period December 15, 1998 (Date of Inception) to March 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

			December 15, 1998
	Three months ending		(Date of Inception)
	March 31,		to March 31,
	2009	2008	2009

Revenue	$-	$-	$-
Cost of Sales	-	-	-
Gross Margin	-	-	-

Expenses
General and Administrative	1,232	1,748	1,028,012
Professional fees	3,555	4,000	21,628
Consulting fees	-	8,250	8,250
Salaries and consulting	1,721	-	13,317
Interest	762	-	4,475

Net income (loss) from operations	(7,270)	(13,998)	(1,075,682)

Gain (loss) on disposal of Fixed assets	-	-	52,464
Forgiveness of debt	-	-	238,654
Net income (loss) before income taxes	(7,270)	(13,998)	(784,564)
Income( tax) benefit	-	-	2,235
Net income (loss) before Discontinued Operations	(7,270)	(13,998)	(782,329)
Discontinued operations of Subsidiary	-	-	(3,045,590)
Net Loss	$(7,270)	$(13,998)	$(3,827,919)

Net income (loss) per share	$(0.00)	$(0.00)

Weighted average shares outstanding	8,930,185	8,639,185

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008 and
for the period December 15, 1998 (Date of Inception) to March 31, 2009
(Unaudited)
 (Stated in U.S. Dollars)

	Three months ended		December 15, 1998
	March 31,		(Date of Inception)
	2009	2008	To March 31, 2009
Cash Flows From Operating Activities
Net loss for the period	$(7,270)	$(13,998)	$(3,827,919)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	-	-	959,514
Gain on settlement of debt	-	-	(52,464)
Foreign exchange	-	-	31,893
Consulting fees settled with stock	-	-	8,250
Expenses paid with stock	-	-	164,605
Disposal of assets	-	-	87,734
Changes in assets and liabilities:
Accounts payable and accrued liabilities	753	2,871	58,323
Cash flows used in operating activities	(6,517)	(11,127)	(2,570,064)

Cash Flows from Investing Activities
Acquisition of capital assets	-	-	(608,514)
Disposition of assets	-	-	251,124
Goodwill on acquisition of subsidiary	-	-	(351,000)
Cash flows used in investing activities	-	-	(708,390)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	-	-	244,255
Proceeds from issuance of common stock	-	-	967,564
Additional paid in capital	-	-	1,367,726
Long term debt	-	-	408,941
Debt repayment	-	-	(408,941)
Note payable – related parties	1,000	-	645,018
Payables – related parties	-	15,340	53,891
Cash flows provided by financing activities	1,000	15,340	3,278,454

Net increase (decrease) in cash and cash equivalents	(5,517)	4,213	-
Cash and cash equivalents at beginning of period	5,517	8,233	-
Cash and cash equivalents at end of period	$-	$12,446	$-

Supplemental Disclosures:
Cash paid during the period for
Interest	$-	$-	$21,981
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009
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

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2009
(Unaudited)

Note 2 – Recent accounting pronouncements

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

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued)
For the Three Months Ended March 31, 2009
(Unaudited)

Note 2 – Recent accounting pronouncements (Continued)

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

On January 12, 2009 the Financial Accounting Standards Board ("FASB") issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether another-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2008, and 2007, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Tire International Environmental Solutions Inc. unless the context clearly requires otherwise.

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

Recent Corporate Developments

There have been no recent corporate developments in the three month period covered by this quarterly report.

Liquidity and Capital Resources

As at March 31, 2009, the Company had no cash and a working capital deficit of $468,370.  Management believes that additional working capital necessary to continue operations will be provided by management and/or existing stockholders.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should they fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operation

The Company had no revenues for the three month periods ended March 31, 2009, and March 31, 2008.

General and administrative expenses for the three month period ended March 31, 2009, were $7,270 as compared to $13,998 for the comparative period in 2008.  Expenses during the three months ended March 31, 2009 and March 31, 2008 related primarily to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  For the period ended March 31, 2008, an additional component of the expenses included $8,250 of consulting fees settled with shares of the Company.

Loss per share for the three month periods ended March 31, 2009 and March 31, 2008, were nil. The Company expects to continue to incur losses through the year ended December 31, 2009.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                     EXHIBITS

REGULATION S-K NUMBER	EXHIBIT	REFERENCE
3.1	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008.
3.2	Amended and Restated Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.
10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-QSB filed with the Securities and Exchange Commission on October 30, 2006.
16.1	Letter on change of certifying accountant	Incorporated by reference to the Exhibits previously filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2006.
22.1	Notice of Proposal for reverse split and name change	Incorporated by reference to our Schedule 14C filed on January 19, 2007.
31.1	Section 302 Certification Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tire International Environmental Solutions Inc.

Date: May 6, 2009	/s/ Antonio Care
Name: Antonio Care
Title: Principal Executive Officer

Date: May 6, 2009	/s/ Jacqueline Danforth
Name: Jacqueline Danforth
Principal Financial Officer