Form 10-Q
period 2009-06-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2009-08-14
CIK 1099332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-28323
Commission File Number

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0368586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 9th Ave SE, Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [ ]
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

8,930,185 common shares outstanding as of July 31, 2009
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

i

PART I

ITEM 1.FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Page

Interim Financial Statements

Interim Balance Sheets	F-1

Interim Statements of Operations	F-2

Interim Statements of Cash Flows	F-3

Notes to Interim Financial Statements	F-4 to F-7

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
 (Unaudited)
 (Stated in U.S. Dollars)

	June 30,	December 31,
ASSETS	2009	2008
Current Assets
Cash	$-	$5,517
Total Current Assets	-	5,517

TOTAL ASSETS	$-	$5,517

LIABILITIES and STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$63,167	$57,570
Payable – Related Party	410,047	409,047
	473,214	466,617
Total Current Liabilities

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.10 Par value
1,000,000 shares authorized, none issued	-	-
Common Stock
$0.001 par value, authorized 100,000,000 shares
Issued and outstanding 8,930,185 and 8,930,185 shares at June 30, 2009 and December 31, 2008 respectively	8,930	8,930
Additional paid-in capital	3,350,619	3,350,619
Deficit accumulated during the development stage	(3,832,763)	(3,820,649)
Total Stockholders’ Equity (Deficit)	(473,214)	(461,100)

Total Liabilities and Stockholders’ Deficit	$-	$5,517

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
For the six months ended June 30, 2009 and 2008 and
for the period December 15, 1998 (Date of Inception) to June 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

	Three months ending June 30,		Six months ending June 30,		December 15, 1998 (Date of Inception) to June 30, 2009

Revenue	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
General and Administrative	829	2,155	2,061	3,903	1,028,841
Professional fees	1,530	(799)	5,085	3,201	23,158
Consulting fees	-	-	-	8,250	8,250
Salaries and consulting	1,103	4,114	2,824	4,114	14,420
Interest	1,382	9	2,144	9	5,857

Net income (loss) from operations	(4,844)	(5,479)	(12,114)	(19,477)	(1,080,526)

Gain (loss) on disposal of Fixed assets	-	-	-	-	52,464
Forgiveness of debt	-	-	-	-	238,654
Net income (loss) before income taxes	(4,844)	(5,479)	(12,114)	(19,477)	(789,408)
Income( tax) benefit	-	-	-	-	2,235
Net income (loss) before Discontinued Operations	(4,844)	(5,479)	(12,114)	(19,477)	(787,173)
Discontinued operations of Subsidiary	-	-	-	-	(3,045,590)
Net Loss	$(4,844)	$(5,479)	$(12,114)	$(19,477)	$(3,832,763)

Net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,930,185	8,882,482	8,930,185	8,746,661

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008 and
for the period December 15, 1998 (Date of Inception) to June 30, 2009
(Unaudited)
 (Stated in U.S. Dollars)

	Six months ended		December 15, 1998
	June 30,		(Date of Inception)
	2009	2008	To June 30, 2009
Cash Flows From Operating Activities
Net loss for the period	$(12,114)	$(19,477)	$(3,832,763)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	-	-	959,514
Gain on settlement of debt	-	-	(52,464)
Foreign exchange	-	-	31,893
Consulting fees settled with stock	-	8,250	8,250
Expenses paid with stock	-	1,500	164,605
Disposal of assets	-	-	87,734
Changes in assets and liabilities:
Accounts payable and accrued liabilities	5,597	(6,414)	63,167
Cash flows used in operating activities	(6,517)	(16,141)	(2,570,064)

Cash Flows from Investing Activities
Acquisition of capital assets	-	-	(608,514)
Disposition of assets	-	-	251,124
Goodwill on acquisition of subsidiary	-	-	(351,000)
Cash flows used in investing activities	-	-	(708,390)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	-	-	244,255
Proceeds from issuance of common stock	-	-	967,564
Additional paid in capital	-	-	1,367,726
Long-term debt	-	-	408,941
Debt repayment	-	-	(408,941)
Note payable – related parties	-	-	644,018
Payables – related parties	1,000	15,340	54,891
Cash flows provided by financing activities	1,000	15,340	3,278,454

Net increase (decrease) in cash and cash equivalents	(5,517)	(801)	-
Cash and cash equivalents at beginning of period	5,517	8,233	-
Cash and cash equivalents at end of period	$-	$7,432	$-

Supplemental Disclosures:
Cash paid during the period for
Interest	$-	$-	$21,981
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009
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
For the Six Months Ended June 30, 2009
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
For the Six Months Ended June 30, 2009
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

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued)
For the Six Months Ended June 30, 2009
 (Unaudited)

Note 2 – Recent accounting pronouncements (Continued)

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Note 2 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 14, 2009 and determined there were no events to disclose.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

Liquidity and Capital Resources

As at June 30, 2009, the Company had no cash and a working capital deficit of $473,214.  Management believes that additional working capital necessary to continue operations will be provided by management and/or existing stockholders.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should they fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operation

The Company had no revenues for the six month periods ended June 30, 2009, and June 30, 2008.

Total expenses for the six month period ended June 30, 2009, were $12,114 as compared to $19,477 for the comparative period in 2008.  Expenses during the six months ended June 30, 2009 and June 30, 2008 related primarily to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  For the period ended June 30, 2008, an additional component of the expenses included $8,250 of consulting fees settled with shares of the Company.  Total expenses for the three month period ended June 30, 2009, were $4,844 as compared to $5,479 for the comparative period in 2008.

Loss per share for the six month periods ended June 30, 2009 and June 30, 2008, were nil. The Company expects to continue to incur losses through the year ended December 31, 2009.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tire International Environmental Solutions Inc.

Date: August 14 , 2009	/s/ Antonio Care
Name: Antonio Care
Title: Principal Executive Officer

Date: August 14 , 2009	/s/ Jacqueline Danforth
Name: Jacqueline Danforth
Principal Financial Officer