Form 10-Q
period 2009-09-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2009-11-12
CIK 1099332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

8,930,185 common shares outstanding as of October 15, 2009
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

PART I

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Page

Interim Financial Statements

Interim Balance Sheets	F-1

Interim Statements of Operations	F-2

Interim Statements of Cash Flows	F-3

Notes to Interim Financial Statements	F-4 to F-5

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
 (Unaudited)
 (Stated in U.S. Dollars)

	September 30,	December 31,
ASSETS	2009	2008
Current Assets
Cash	$-	$5,517
Total Current Assets	-	5,517

TOTAL ASSETS	$-	$5,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$68,724	$57,570
Payable – Related Party	410,047	409,047
	478,771	466,617
Total Current Liabilities

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.10 Par value
1,000,000 shares authorized, none issued	-	-
Common Stock
$0.001 par value, authorized 100,000,000 shares
Issued and outstanding 8,930,185 and 8,930,185 shares at September 30, 2009 and December 31, 2008 respectively	8,930	8,930
Additional paid-in capital	3,350,619	3,350,619
Deficit accumulated during the development stage	(3,838,320)	(3,820,649)
Total Stockholders’ Equity (Deficit)	(478,771)	(461,100)

Total Liabilities and Stockholders’ Deficit	$-	$5,517

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
For the three months ending September 30, 2009 and 2008 and
the nine months ending September 30, 2009 and 2008 and
for the period December 15, 1998 (Date of Inception) to September 30, 2009
(Unaudited)
(Stated in U.S. Dollars)

	Three months ending September 30,		Nine months ending September 30,		December 15, 1998 (Date of Inception) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
General and Administrative	226	482	2,287	4,386	1,029,067
Professional fees	2,724	5,171	7,809	8,371	25,882
Consulting fees	-	-	-	8,250	8,250
Salaries and consulting	862	409	3,686	4,523	15,282
Interest	1,745	133	3,889	142	7,602

Net income (loss) from operations	(5,557)	(6,195)	(17,671)	(25,672)	(1,086,083)

Gain (loss) on disposal of Fixed assets	-	-	-	-	52,464
Forgiveness of debt	-	-	-	-	238,654
Net income (loss) before income taxes	(5,557)	(6,195)	(17,671)	(25,672)	(794,965)
Income( tax) benefit	-	-	-	-	2,235
Net income (loss) before Discontinued Operations	(5,557)	(6,195)	(17,671)	(25,672)	(792,730)
Discontinued operations of Subsidiary	-	-	-	-	(3,045,590)
Net Loss	$(5,557)	$(6,195)	$(17,671)	$(25,672)	$(3,838,320)

Net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,930,185	8,930,185	8,930,185	8,817,696

SEE ACCOMPANYING NOTES TO ITERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008 and
for the period December 15, 1998 (Date of Inception) to September 30, 2009
(Unaudited)
 (Stated in U.S. Dollars)

	Nine months ended September 30,		December 15, 1998 (Date of Inception)
	2009	2008	To September 30, 2009
Cash Flows From Operating Activities
Net loss for the period	$(17,671)	$(25,672)	$(3,838,320)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	-	-	959,514
Gain on settlement of debt	-	-	(52,464)
Foreign exchange	-	-	31,893
Consulting fees settled with stock	-	8,250	8,250
Expenses paid with stock	-	1,500	164,605
Disposal of assets	-	-	87,734
Changes in assets and liabilities:
Accounts payable and accrued liabilities	11,154	(12,337)	68,724
Cash flows used in operating activities	(6,517)	(28,259)	(2,570,064)

Cash Flows from Investing Activities
Acquisition of capital assets	-	-	(608,514)
Disposition of assets	-	-	251,124
Goodwill on acquisition of subsidiary	-	-	(351,000)
Cash flows used in investing activities	-	-	(708,390)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	-	-	244,255
Proceeds from issuance of common stock	-	-	967,564
Additional paid in capital	-	-	1,367,726
Long-term debt	-	-	408,941
Debt repayment	-	-	(408,941)
Note payable – related parties	-	-	644,018
Payables – related parties	1,000	22,542	54,891
Cash flows provided by financing activities	1,000	22,542	3,278,454

Net increase (decrease) in cash and cash equivalents	(5,517)	(5,717)	-
Cash and cash equivalents at beginning of period	5,517	8,233	-
Cash and cash equivalents at end of period	$-	$2,516	$-

Supplemental Disclosures:
Cash paid during the period for
Interest	$-	$-	$21,981
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
For the Nine months ended September 30, 2009
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

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued)
For the Nine months ended September 30, 2009
 (Unaudited)

Note 2 – Recent accounting pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.

These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 10, 2009 and determined there were no events to disclose.

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

Liquidity and Capital Resources

As at September 30, 2009, the Company had no cash and a working capital deficit of $478,771.  Management believes that additional working capital necessary to continue operations will be provided by management and/or existing stockholders.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should they fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operation

The Company had no revenues for the nine month periods ended September 30, 2009, and September 30, 2008.

Total expenses for the nine month period ended September 30, 2009, were $17,671 as compared to $25,672 for the comparative period in 2008.  Expenses during the nine months ended September 30, 2009 and September 30, 2008 related primarily to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  For the period ended September 30, 2008, an additional component of the expenses included $8,250 of consulting fees settled with shares of the Company.  Total expenses for the three month period ended September 30, 2009, were $5,557 as compared to $6,195 for the comparative period in 2008, which are the result of decreased professional fees for the period September 30, 2009.

Loss per share for the nine month periods ended September 30, 2009 and September 30, 2008, were nil. The Company expects to continue to incur losses through the year ended December 31, 2009.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tire International Environmental Solutions Inc.

Date: November 10, 2009	/s/ Antonio Care
Name: Antonio Care
Title: Principal Executive Officer

Date: November 10, 2009	/s/ Jacqueline Danforth
Name: Jacqueline Danforth
Principal Financial Officer