Form 10-K
period 2009-12-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2010-03-31
CIK 1099332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-28323
Commission File Number

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0368586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530-9th Ave S.E., Calgary, Alberta Canada	T2G 0T7
(Address of principal executive offices)	(Zip Code)

(403) 693-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates of the registrant is $3,680,134  based on the average high and low bid price of the registrant’s voting common stock on such date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

8,930,185 common shares outstanding as of March 17, 2009

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

i

PART I

ITEM  1.      BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please read this document and also see the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

General Development of Business

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

The Company presently has no business operations.  The Company intends to continue to seek,  to investigate and, if  such investigation warrants, to acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Act of 1934.  The Company will not restrict its search to any specific business or industry. The Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to stockholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K.

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

Employees

As of December 31, 2009, the Company had no employees.

ITEM 1A.     RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM  2.      PROPERTIES

The Company does not own any plant or properties or any real estate. The Company does not lease any property.

ITEM 3.        LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Report.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s stockholders during the fiscal year ended December 31, 2009.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

The Company's common stock is presently quoted on the Over the Counter Bulletin Board (OTC/BB) under the symbol "TRIE".  The Company’s common stock previously traded on the OTC/BB under the symbol "IVIG".  On June 27, 2000 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its quarterly and annual reports.   On June 16, 2008, the Company was approved for quotation on the OTC/BB.

Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended December 31, 2009 and December  31, 2008.

Year 2009	High	Low
4th Quarter ended December 31, 2009	0.95	0.02
3rd Quarter ended September 30, 2009	0.95	0.03
2nd Quarter ended June 30, 2009	1.01	0.032
1st Quarter ended March 31, 2009	1.01	0.032

Year 2008
4th Quarter ended December 31, 2008	0.25	0.02
3rd Quarter ended September 30, 2008	0.55	0.01
2nd Quarter ended June 30, 2008	None	None
1st Quarter ended March 31, 2008	None	None

The information as provided above for the fiscal years ended 2009 and 2008 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of March 16, 2010, there were 108 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	-0-	N/A	-0-
Equity Compensation Plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

 The Company does not currently have any equity compensation plans.

Recent Sales of Unregistered Securities

There were no other unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.       SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Liquidity and Capital Resources

The Company has no cash as of the period covered by this report and has no income as it has no current operations, nor has there been any income since inception.  Presently the operations of the Company were being funded by loans from Mr. Care, the Company’s President.  Based on present operations the Company will not be able to satisfy its cash requirements during the next twelve months, and should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  It, however, does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Company is a smaller reporting company and is not reuired to provide this information.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin on page F-1 of this Annual Report on Form 10-K.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Stated in US Dollars)

Page

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Changes In Stockholders’ Deficiency	F-6 to F-7

Statements of Cash Flows	F-8

Notes to Financial Statements	F-9 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Tire International Environmental Solutions Inc.

We have audited the accompanying balance sheets of Tire International Environmental Solutions Inc. (a Nevada development stage company) as of December 31, 2009 and 2008, and the related  statements of operations, changes in stockholders’ deficiency, and cash flows for the  years ended December 31, 2009 and 2008, and for the period of December 15, 1998 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tire International Environmental Solutions Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period of December 15, 1998 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
March 29, 2010

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
BALANCE SHEETS
December 31, 2009 and 2008
(Stated in U.S. Dollars)

ASSETS	December 31, 2009	December 31, 2008
Current Assets:
Cash	$0	$5,517

Total Assets	$0	$5,517

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accounts payable and accrued liabilities	$74,580	$57,570
Loans payable – related parties	417,822	409,047
Total current liabilities	492,402	466,617

Stockholders' Deficiency
Preferred stock, $0.10 par value, 1,000,000 preferred shares authorized with zero shares outstanding	-	-
Common Stock, $0.001 par value: 100,000,000 shares authorized; 8,930,185 issued and outstanding at December 31, 2009 and December 31, 2008.	8,930	8,930
Additional paid in capital	3,350,619	3,350,619
Accumulated deficit during the development stage	(3,851,951)	(3,820,649)
Total Stockholders' Deficiency	(492,402)	(461,100)
Total Liabilities and Stockholders' Deficiency	$0	$5,517

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

	Year ended December 31,
	2009	2008	December 15, 1998 (Date of Inception) to December 31, 2009
Revenue	$-	$-	$-

Expenses
Office and administration	2,474	5,892	1,029,254
Professional fees	15,994	18,073	34,067
Consulting fees settled with shares	0	8,250	8,250
Salaries and consulting	4,296	5,600	15,892
Interest	8,538	143	12,251

Net income (loss) from operations	(31,302)	(37,958)	(1,099,714)

Gain (loss) on disposal of fixed assets	-	-	52,464
Forgiveness of debt	-	-	238,654
Net income (loss) before income taxes	(31,302)	(37,958)	(808,596)
Income tax benefit	-	-	2,235
Net income (loss) before discontinued operations	(31,302)	(37,958)	(806,361)
Discontinued operations of subsidiary	-	-	(3,045,590)
Net income (loss)	$(31,302)	$(37,958)	$(3,851,951)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares	8,930,185	8,850,070

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
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

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Stated in U.S. Dollars

	Common Stock
			Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficit
	Shares	Amount

Net income (loss)				(63,877)	(63,877)
Balance, December 31, 2003	434,185	434	3,267,315	(3,548,218)	(280,469)
Net income (loss)				206,969	206,969
Balance, December 31, 2004	434,185	434	3,267,315	(3,341,249)	(73,500)
Net income (loss)				(62,000)	(62,000)
Balance, December 31, 2005	434,185	434	3,267,315	(3,403,249)	(135,500)
Issuance of Stock to retire Debt at $0.01 on December 21, 2006	500,000	500	4,500		5,000
Net income (loss)				(233,955)	(233,955)
Balance, December 31, 2006	934,185	934	3,271,815	(3,637,204)	(364,455)
Shares issued to pay for expenses at $0.01 on March 13, 2007	4,900,000	4,900	44,100		49,000
Shares issued to pay for expenses at $0.01 on December 7, 2007	2,805,000	2,805	25,245		28,050
Net income (loss)				(145,487)	(145,487)
Balance, December 31, 2007	8,639,185	8,639	3,341,160	(3,782,691)	(432,892)
Issuance of common stock for services	291,000	291	9,459		9,750
Net income (loss)				(37,958)	(37,958)
Balance, December 31, 2008	8,930,185	8,930	3,350,619	(3,820,649)	(461,100)
Net income (loss)				(31,302)	(31,302)
Balance, December 31, 2009	8,930,185	$8,930	$3,350,619	$(3,851,951)	$(492,402)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

	December 31, 2009	December 31, 2008	December 15, 1998 (Date of Inception) to December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(31,302)	$(37,958)	$(3,851,951)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	-	-	959,514
Gain on settlement of debt	-	-	(52,464)
Foreign exchange	-	-	31,893
Expenses paid with stock	-	1,500	164,605
Disposal of assets	-	-	87,734
Consulting fees settled with stock	-	8,250	8,250
Changes in assets and liabilities:
Accounts payable and accrued expense	17,010	(2,455)	74,580
Net cash used in operating activities:	(14,292)	(30,663)	(2,577,839)

Cash flows from investing activities:
Acquisition of plant and equipment	-	-	(608,514)
Disposition of assets	-	-	251,124
Goodwill on acquisition of subsidiary	-	-	(351,000)
Net cash used in investing activities:	-	-	(708,390)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	-	-	244,255
Proceeds from issuance of common stock	-	-	967,564
Additional paid in capital	-	-	1,367,726
Long-term debt	-	-	408,941
Debt repayment	-	-	(408,941)
Notes payable – related parties	-	-	644,018
Loan payable - related parties	8,775	27,947	62,666
Net cash provided by financing activities:	8,775	27,947	3,286,229

Net increase (decrease) in cash	(5,517)	(2,716)	-
Cash at beginning of period	5,517	8,233	-
Cash and cash equivalents at end of period	$0	$5,517	$0

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$-	$143	$21,981
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2009
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

The financial statements shown in this report include the accounts of the Company and its wholly-owned subsidiaries as outlined in the notes above.   All material intercompany accounts and transactions have been eliminated.  These financial statements are presented from the inception date of December 15, 1998 which was the date of incorporation of I Vision U.S.A, Inc. as this company was the last operating entity.

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

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
December 31, 2009
(Stated in U.S. Dollars)

Note 1                 Nature and Continuance of Operations (continued)

On March 13, 2007, the Company issued a total of 4,900,000 common shares at a deemed price of $0.01 per shares in settlement of a total of $49,000 in related party debt.  The related party required the shares be issued to a total of 14 stockholders.

On December 7, 2007 the Company issued a total of 2,805,000 common shares at a deemed price of $0.01 per common share in settlement of a total of $28,050 in related party debt.   The related party required the shares be issued to a total of 14 stockholders.

During April 2008, the Company issued an aggregate of 291,000 shares of common stock valued at $9,750 in consideration for consulting services, directors’ fee and officers’ fee.

 The Company is presently seeking other acquisitions.

b)	Going concern

As of December 31, 2009, the Company has an accumulated deficit of $ 3,851,951 and remains in development stage due to its lack of business operations. Those factors could create an uncertainty about the Company’s ability to continue as a going concern.

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

Since 1999, the Company adopted ASC 220, “Comprehensive Income”, for the reporting of comprehensive income and its components. The adoption of ASC 220 had no significant impact on total stockholders’ deficit as of December 31, 2009.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
December 31, 2009
(Stated in U.S. Dollars)

Note 2                 Summary of Significant Accounting Policies (continued)

d)	Income Taxes

Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  ASC 740 requires recording a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

The Company evaluates the recoverability of long-lived assets using future undiscounted cash flows attributed to such asset. The company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
December 31, 2009
(Stated in U.S. Dollars)

Note 2                 Summary of Significant Accounting Policies (continued)

j)	Advertising Costs

The Company recognizes advertising expense on the cost of communication advertising in the   period in which the advertising   space or airtime is used.  There were no advertising costs for the periods ended December 31, 2009 and December 31, 2008.

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

Note 3                 New Accounting Standards

Recently Issued Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
December 31, 2009
(Stated in U.S. Dollars)

Note 3                 New Accounting Standards (continued)

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant

Note 4                 Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 5                  Related Party Transactions

During the fiscal year ending December 31, 2009,  Mr. Care, an officer and Director of the Company, made loans or incurred expenses in the amount of $8,775 and has outstanding loans with the Company in the amount of $417,822 as of December 31, 2009 and  $409,047 as of December 31, 2008. The loan does not bear any interest.

Note 6                  Common Stock

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.   On February 8, 2007, the Company effected a 100 for 1 reverse stock split.  All share and per share amounts have been restated to reflect the split as if it had occurred at the beginning of the earliest period presented.  As of December 31, 2009 and 2008, the Company had 8,930,185 shares of common stock outstanding.

On April 1, 2008, the Company issued a total of 141,000 common shares in settlement of $8,250 of outstanding debt relating to consulting fees for fiscal 2007 which were invoiced from the consultants during fiscal 2008.

On April 25, 2008 the Company issued a total of 150,000 shares to officers and directors as compensation for officers’ and directors’ fees of $1,500 for fiscal 2008.

There were no new common shares issued in 2009.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (continued)
December 31, 2009
(Stated in U.S. Dollars)

Note 7                 Income Taxes

Current- Federal	$0
Deferred- Federal	0
Income tax provision	$0

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using

U.S. Federal statutory rate	$(10,600)
Use of loss carryforwards	0
Change in valuation allowance	10,600
Effective Tax	$0

Deferred tax assets (liabilities) consisted of the following at December 31, 2009

Deferred tax assets
Net operating loss
Carryforwards	$204,600
Deferred tax liability	0
Valuation allowance	(204,600)
$0

At December 31, 2009, the Company has net operating loss (NOL) carryforwards totalling approximately $601,700. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2009 was $10,600 and $12,900 for the year ended December 31, 2008.  The figures for 2009 and 2008 reflect those of the Company only, as all subsidiaries are now gone.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008 and 2009.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2009
(Stated in U.S. Dollars)

 Note 8                 Income (Loss) Per Share

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2009 and 2008:

	2009	2008
Net income (loss) available to common stockholders	$(31,202)	$(37,958)
Weighted average shares	8,930,185	8,850,070
Basic income (loss) per share (based on weighted average shares)	$(0.00)	$(0.00)

Note 9                 Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through March 29, 2010 and determined there were no events to disclose.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as of December 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

The following table sets forth certain information, as of December 31, 2009, with respect to our directors and executive officers.

NAME	AGE	POSITION
Antonio Care Jacqueline Danforth John Demoleas	40 37 51	President and Director Secretary, Treasurer, and Director Director

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

JACQUELINE DANFORTH- Ms. Danforth was elected to our Board of Directors and appointed Secretary, Treasurer and Chief Financial Officer of the Company on March 25, 2008.   Ms. Danforth has been a member of the Board of Directors and the President of FACT Corporation since August 7, 2001. Ms. Danforth has been a director and Secretary of Food and Culinary Technology Group Inc., a wholly-owned subsidiary of FACT Corporation since November 7, 2001, and President since July 22, 2002.  Ms. Danforth was also named President, Secretary-Treasurer and appointed to the Board of Directors of FACT Products Inc. on November 5, 2001, and has been President and a director of Wall Street Investment Corp. since its re-instatement November 15, 2001.  Ms. Danforth became the President, Secretary and Treasurer, as well as a director of Wall Street Real Estate Ltd. upon its incorporation on July 23, 2002.  FACT Products, Wall Street Real Estate and Wall Street Investment Corp. are all wholly-owned subsidiaries of FACT Corp. Ms. Danforth is also Chief Financial Officer and a Director of VioSolar Inc., a foreign issuer reporting to the SEC and is the Chief Financial Officer of Cascade Technologies Inc., a reporting issuer with the SEC and Solar Systems Ltd., an issuer that has filed a registration statement with the SEC to become a reporting issuer. Over the past ten years, Ms. Danforth has worked for both private and publicly traded companies, providing management and direction. She has extensive experience in start- up operations, and her range of experience with publicly traded corporations listed on both Canadian and US exchanges includes all aspects of public reporting, corporate finance and shareholder communications. She has worked in a broad range of industry sectors including natural resources and technology. Ms. Danforth continues to provide consulting services to other private and public corporations on a limited basis, and sits as a director on several private boards. She is the President and sole director of Argonaut Management Group, Inc., her private consulting company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, there were no persons who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

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

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since there are not sufficient independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that Jacqueline Danforth, our CFO, would qualify as an audit committee financial expert.

ITEM 11.             EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Antonio Care President & PEO	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth PFO & Secretary	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Antonio Care President & PEO	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth PFO & Secretary	2008	-0-	-0-	500	-0-	-0-	-0-	-0-	500

Jacqueline Danforth received a total of 50,000 shares at a deemed price of $0.01 per share for her services as Chief Financial Officer during fiscal 2008.

Outstanding Equity Awards at Fiscal Year-End

There were no stock options granted during the fiscal year ended December 31, 2009.  The Company presently has no stock option or stock award plans.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Antonio Care	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jacqueline Danforth	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John Demoleas	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no contractual arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners
The following table sets forth information, as of March 16, 2010, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Bello Investments Ltd. P.O. Box 7768 Banklane Nassau, Bahamas	570,000 common shares held directly	6.4%
Common	Bic International Ltd. Cor 12 Bayment Ave & Calle Al Mar, Belize City, Belize	525,000 common shares held directly	5.9%
Common	Antonio Care 3886 Avenue des Generaux Laval, Quebec H7E 5K7	500,000 common shares held directly	5.6%
Common	Maria Stella Care(2) 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	6.2%
Common	Bruna Care(2) 6349 Chartrand Street Montreal, North Quebec	550,000 common shares held directly	6.2%
Common	Cede & Co(2) P.O. Box 222 Bowling Green Station, New York NY 10274	588,120 common shares held directly	6.6%
Common	Crisis Management Inc. Cor 12 Bayment Ave & Calle Al Mar, Belize City, Belize	550,000 common shares held directly	6.2%
Common	Harmony International Ltd. P.O. Box 7768 Banklane Nassau, Bahamas	570,000 common shares held directly	6.4%
Common	Pina Dicesare 3886 Avenue des Generaux Laval, Quebec H7E 5K7	1,000,000 common shares held directly	11.2%
(1) Based on 8,930,185 shares of common stock issued and outstanding.
(2) Maria Stella Care, and Bruna Care, stockholders of the Company, are the sisters and brother of Antonio Care, who is an officer and director of the Company.  Pina Discesare is the wife of Mr. Care.  Mr. Care disclaims any beneficial ownership.
(3) Cede & Co. holds the shares, the Company has no knowledge of whether any of the respective shareholders holding shares under Cede & Co. are more than 5% shareholders of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information, as of March 16, 2010, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Antonio Care	500,000 held directly	5.6%
Common	Jacqueline Danforth	100,000 held directly	1.1%
Common	John Demoleas	50,000 held directly	0.6%
Common	All Officers and Directors as a group	650,000 Common shares	7.3%
(1) Based on 8,930,185 shares of common stock issued and outstanding.

Changes in Control

None.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company

Director Independence

As of the date of this Annual Report, we have one independent director, John Demoleas.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.
the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;

3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2009 and December 31, 2008:

Services	2009 $	2008 $
Audit fees	13,000	11,500
Audit related fees	0	0
Tax fees	750	750
Total fees	13,750	12,250

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees..

Tax fees included tax planning and various taxation matters.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Report of Independent Registered Public Accounting Firm	F-3
Balance Sheets	F-4
Statements of Operations and Comprehensive Loss	F-5
Statement of Changes in Stockholders’ Deficiency	F-6 and F-7
Statements of Cash Flows	F-8
Notes to the Financial Statements	F-9 to F-15

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes there to.

Exhibits
NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation and Amendments	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on Dec. 1, 1999
3.1.2	Amended and Restated Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on July 22, 2003
3.1.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008
3.1.4	Certificate of Change	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10SB12G filed with the Securities and Exchange Commission on Dec. 1, 1999
3.2.1	Amended and Restated Bylaws	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007
10.1	Divestiture Agreement between IVision Group Ltd. and Crisis Management Inc.	Incorporated by reference to the Exhibits previously filed with the Company’s Form 10-QSB filed with the Securities and Exchange Commission on October 30, 2006.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Antonio Care
Name: Antonio Care
Title:   President, Principal Executive Officer and Member of the Board of Directors
Date:   March 30, 2010

By:    /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title:   Principal Financial Officer, Secretary, Treasurer and Member of the Board of Directors
Date:   March 30, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:  /s/ Antonio Care
Name: Antonio Care
Title:   President, Principal Executive Officer and Member of the Board of Directors
Date:   March 30, 2010

By:   /s/ Jacqueline Danforth
Name: Jacqueline Danforth
Title:   Principal Financial Officer, Secretary, Treasurer and Member of the Board of Directors
Date:   March 30, 2010

By:     /s/ John Demoleas
Name: John Demoleas
Title:   Member of the Board of Directors
Date:   March 30, 2010