Form 10-Q
period 2010-03-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2010-05-21
CIK 1099332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-28323
Commission File Number

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0368586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 9TH Ave S.E., Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

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

Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

8,930,185 common shares outstanding as of May 17, 2010
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Page

Interim Financial Statements

Interim Balance Sheets	F-1

Interim Statements of Operations	F-2

Interim Statements of Cash Flows	F-3

Notes to Interim Financial Statements	F-4 to F-5

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Stated in U.S. Dollars)

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash	$0	$0

Total Assets	$0	$0

LIABILITIES and STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$59,252	$74,580
Accounts payable – related party	443,024	417,822
	502,276	492,402
Total Current Liabilities

Stockholders’ Deficit
Preferred stock, $0.10 Par value
1,000,000 shares authorized, none issued	-	-
Common Stock
$0.001 par value, authorized 100,000,000 shares
Issued and outstanding 8,930,185 shares at March 31, 2010 and December 31, 2009	8,930	8,930
Additional paid in capital	3,350,619	3,350,619
Accumulated deficit during the development stage	(3,861,825)	(3,851,951)
Total Stockholders’ Deficit	(502,276)	(492,402)

Total Liabilities and Stockholders’ Deficit	$0	$0

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
For the three months ending March 31, 2010 and 2009 and
for the period December 15, 1998 (Date of Inception) to March 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

	Three months		December 15, 1998
	Ended March 31,		(Date of Inception) to
	2010	2009	March 31, 2010

Revenue	$-	$-	$-

Expenses
General and Administrative	1,466	1,232	1,030,720
Professional fees	4,950	3,555	47,267
Salaries and consulting	1,913	1,721	17,805
Interest	1,545	762	13,796

Net income (loss) from operations	(9,874)	(7,270)	(1,109,588)

Income( tax) benefit	-	-	2,235
Net income (loss) before Discontinued Operations	(9,874)	(7,270)	(1,107,353)
Discontinued operations of Subsidiary	-	-	(2,754,472)
Net Loss	$(9,874)	$(7,270)	$(3,861,825)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares	8,930,185	8,930,185

SEE ACCOMPANYING NOTES TO ITERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009 and
for the period December 15, 1998 (Date of Inception) to March 31, 2010
(Unaudited)
 (Stated in U.S. Dollars)

	Three months ended March 31,		December 15, 1998 (Date of Inception)
	2010	2009	To March 31, 2010
Cash Flows From Operating Activities
Net loss for the period	$(9,874)	$(7,270)	$(1,107,353)
Adjustment to reconcile net loss to cash used in operating activities
Consulting fees settled with stock	-	-	8,250
Expenses paid with stock	-	-	59,205
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(15,328)	1,753	59,252
Accounts payable – related parties	25,202	-	443,024
Cash used in operating activities – continued operations	-	(5,517)	(537,622)
Cash used in operating activities – discontinued operations	-	-	(1,977,551)
Net Cash flows used in operating activities	-	(5,517)	(2,515,173)

Cash Flows from Investing Activities
Cash used in investing activities – continued operations	-	-	-
Cash used in investing activities – discontinued operations	-	-	(708,390)
Net Cash flows used in investing activities	-	-	(708,390)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	3,359,549
Cash provided by financing activities – continued operations	-		3,359,549
Cash provided by financing activities – discontinued operations	-	-	(135,986)
Cash flows provided by financing activities	-		3,223,563

Net increase (decrease) in cash and cash equivalents	-	(5,517)	-
Cash and cash equivalents at beginning of period	-	5,517	-
Cash and cash equivalents at end of period	$-	$-	$-

Supplemental Disclosures:
Cash paid during the period for
Interest	$-	$-	$21,981
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
For the Three months ended March 31, 2010
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

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued)
For the Three months ended March 31, 2010
 (Unaudited)

Note 2 – Going Concern

As of March 31, 2010, the Company has an accumulated deficit of $3,861,825 and remains in the development stage due to its lack of business operations. Those factors create an uncertainty about the Company’s ability to continue as a going concern.

Note 3 – Recent accounting pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business.

Note 4 – Related Party Transactions

During the three months ending March 31, 2010, Mr. Care, an officer and Director of the Company, advanced payments on behalf of the Company in the amount of $25,202. As of March 31, 2010, the Company owed Mr. Care an amount totaling $443,024 reflected on the balance sheet as Accounts Payable – Related Party.

Note 5 – Reclassification

During the three month period ended March 31, 2010 the Company reclassified certain items on the financial statements in the column showing December 15, 1998 (Date of Inception) to March 31, 2010 and in the column showing March 31, 2009 to conform to the presentation in the March 31, 2010 financial statements.

Note 6 – Subsequent Events

On April 16, 2010, Mr. Dean Petkanas joined the Board of Directors of the Company.   On April 21, 2010, Mr. John Demoleas resigned as a director of the Company.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined there were no additional events to disclose.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

Forward-Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this current report and unless otherwise indicated, the terms “we”, “us”, the “Company” and “Tire” refer to Tire International Environmental Solutions Inc.

General Overview

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

Recent Corporate Developments

On April 16, 2010, Mr. Dean Petkanas joined the Board of Directors of the Company.   On April 21, 2010, Mr. John Demoleas resigned as a director of the Company.

Liquidity and Capital Resources

As of March 31, 2010, the Company had no cash  and a working capital deficit of $502,276.      Management estimates it will require $25,000 through the end of its current fiscal year to maintain current operations, which would only include the preparation and filing of financial statements and SEC required filings.   Management believes that the additional working capital necessary to continue operations will be provided by management and/or existing stockholders.  However, there is no legal obligation for either management or stockholders to provide additional future funding.   Should they fail to provide financing, the Company has not identified any alternative sources.  As well, should the Company find an acquisition, it may require substantial additional funding, the amount of which cannot be determined at this time.  There can be no assurance the Company would be able to source this funding.   Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understanding with respect to the sale or issuance of additional securities.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to ongoing operations.  Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash or to settle its outstanding liabilities by the issuance of shares of stock.   This could result in substantial dilution to the existing shareholders.

Results of Operations

Comparison of the three month periods ended March 31, 2010 and 2009:

The Company had no revenues for the three month periods ended March 31, 2010 and March 31, 2009.

Total expenses for the three month period ended March 31, 2010 were $9,874 as compared to $7,270 for the three months ended March 31, 2009.   The increase in expenses was mainly related to an increase in professional fees from $3,555 (2009) to $4,950 (2010) and an increase in interest expense to $1,545 (2010) from $762 (2009).  Expenses during the three months ended March 31, 2010 and March 31, 2009 related primarily to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.   The Company expects to continue to incur losses through the year ended December 31, 2010.

Loss per share for the three month periods ended March 31, 2010 and March 31, 2009 were nil.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4T.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.            RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three month period ended March 31, 2010.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                REMOVED AND RESERVED

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS

3.(i)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008.
3.(ii)	Amended and Restate Bylaws	Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

Date:	May 20, 2010	By:	/s/ Antonio Care
		Name:	Antonio Care
		Title:	President, Principal Executive Officer

Date:	May 20, 2010	By:	/s/ Jacqueline Danforth
		Name:	Jacqueline Danforth
		Title:	Principal Financial Officer and Principal Accounting Officer