Form 10-Q
period 2010-06-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2010-08-13
CIK 1099332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-28323
Commission File Number

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0368586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 9th Avenue S.E., Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

8,930,185 common shares outstanding as of August 4, 2010
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

i

PART I

ITEM 1.FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Page

Interim Financial Statements

Interim Balance Sheets	F-1

Interim Statements of Operations	F-2

Interim Statements of Cash Flows	F-3

Notes to Interim Financial Statements	F-4 to F-8

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Stated in U.S. Dollars)

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash	$0	$0

Total Assets	$0	$0

LIABILITIES and STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$61,682	$74,580
Accounts payable – related parties	5,000	-
Loan payable – related parties	31,913	417,822
Convertible notes – related party	38,816	-

Total Current Liabilities	137,411	492,402

Stockholders’ Deficit
Preferred stock, $0.10 Par value
1,000,000 shares authorized, none issued	-	-
Common Stock
$0.001 par value, authorized 100,000,000 shares
Issued and outstanding 8,930,185 shares at June 30, 2010 and December 31, 2009	8,930	8,930
Additional paid in capital	3,794,422	3,350,619
Accumulated deficit during the development stage	(3,940,763)	(3,851,951)
Total Stockholders’ Deficit	(137,411)	(492,402)

Total Liabilities and Stockholders’ Deficit	$0	$0

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 2010 and 2009 and for the period December 15, 1998 (Date of Inception) to June 30, 2010
(Unaudited)
(Stated in U.S. Dollars)

	Three months		Six months		December 15, 1998
	Ended June 30,		Ended June 30,		(Date of Inception) to
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses
General and Administrative	577	829	2,043	2,061	1,031,297
Professional fees	1,865	1,530	6,815	5,085	49,132
Salaries and consulting	33,890	1,103	35,803	2,824	51,695
Net income (loss) from operations	(36,332)	(3,462)	(44,661)	(9,970)	(1,132,124)

Other income and expenses
Interest expense	(42,606)	(1,382)	(44,151)	(2,144)	(56,402)
	(42,606)	(1,382)	(44,151)	(2,144)	(56,402)
Income( tax) benefit	-	-	-	-	2,235
Net income (loss) before Discontinued Operations	(78,938)	(4,844)	(88,812)	(12,114)	(1,186,291)
Discontinued operations of Subsidiary	-	-	-	-	(2,754,472)
Net Loss	$(78,938)	$(4,844)	$(88,812)	$(12,114)	$(3,940,763)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average number of shares	8,930,185	8,930,185	8,930,185	8,930,185

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009 and
for the period December 15, 1998 (Date of Inception) to June 30, 2010
(Unaudited)
 (Stated in U.S. Dollars)

	Six months ended		December 15, 1998
	June 30,		(Date of Inception)
	2010	2009	To June 30, 2010
Cash Flows From Operating Activities
Net loss for the period	$(88,812)	$(12,114)	$(1,186,291)
Adjustment to reconcile net loss to cash used in operating activities
Consulting fees settled with stock	-	-	8,250
Expenses paid with stock	-	-	59,205
Stock-based compensation on consulting services	779	-	779
Amortization of convertible notes discount	35,296		35,296
Imputed interest on the promissory notes	3,983	-	3,983
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(12,898)	5,597	61,682
Accounts payable – related parties	5,000	-	5,000
Cash used in operating activities – continued operations	(56,652)	(6,517)	(1,012,096)
Cash used in operating activities – discontinued operations	-	-	(1,977,551)
Net Cash flows used in operating activities	(56,652)	(6,517)	(2,989,647)

Cash Flows from Investing Activities
Cash used in investing activities – continued operations	-	-	-
Cash used in investing activities – discontinued operations	-	-	(708,390)
Net Cash flows used in investing activities	-	-	(708,390)

Cash Flows from Financing Activities
Proceeds from related parties promissory notes	56,652	1,000	474,474
Proceeds from issuance of common stock	-	-	3,359,549
Cash provided by financing activities – continued operations	56,652	1,000	3,834,023
Cash used in financing activities – discontinued operations	-	-	(135,986)
Cash flows provided by financing activities	56,652	1,000	3,698,037

Net increase (decrease) in cash and cash equivalents	-	(5,517)	-
Cash and cash equivalents at beginning of period	-	5,517	-
Cash and cash equivalents at end of period	$-	$-	$-

Supplemental Disclosures:
Cash paid during the period for
Interest	$-	$-	$21,981
Income taxes	$-	$-	$-

Supplemental Schedule of non-cash financing and investing activities:
Convert loan payable – related parties to Convertible notes	$443,024	$-	$443,024

SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
For the six months ended June 30, 2010
(Unaudited)

Note 1- Basis of presentation

The Company was incorporated under the laws of the State of Nevada on February 19, 1986 with authorized common stock of 10,000,000 shares with par value of $0.0025.  On April 25, 1998 the authorized common stock was increased to 100,000,000 shares with a change in par value to $0.001 and on February 9, 1999 the Company changed its name to IVision Group Ltd.  On April 15, 1998 the Company completed a reverse common stock split of two shares of its outstanding stock for one share and on January 8, 1999 a forward common stock split of one share of outstanding stock for four shares.  This report has been prepared showing after stock split shares with a par value of $0.001 from inception.  On January 27, 1999, the Company acquired all of the outstanding stock of I Vision USA Inc. through a stock for stock exchange in which the stockholders of I Vision USA Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of I Vision USA Inc.  I Vision USA Inc. was organized in the state of Delaware on December 15, 1998 and had purchased all of the outstanding stock of I Vision Integral Inc. which was organized in Canada during March 1998.  I Vision USA Inc. and I Vision Integral Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web.  For reporting purposes, the acquisition was treated as an acquisition of the Company by I Vision USA Inc. (reverse acquisition) and a recapitalization of I Vision USA Inc.   The historical financial statements prior to January 27, 1999 are those of I Vision USA Inc. and its subsidiary I Vision Integral Inc.  During September 1999, the Company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisation Inc., and Ixiem Production Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000 CDN.   This debt was settled for stock and the companies have since been discontinued or abandoned.

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

During fiscal year 2003, the Company and its subsidiaries ceased operations and on April 1, 2004, the Company divested itself of all of its subsidiaries by way of a divestiture agreement whereby the Company transferred all of the shares of the subsidiaries in exchange for the assumption of all of the outstanding debt of the subsidiaries.  The impact of these divestitures on the balance sheet of the Company was to substantially reduce the outstanding liabilities.

On December 21, 2006, the Company issued a total of 500,000 post split common shares pursuant to a debt settlement agreement between the Company and Mr. Antonio Care.  This issuance of shares effected a change in control of the Company.

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

On December 7, 2007, the Company issued a total of 2,805,000 common shares at a deemed price of $0.001 per common share in settlement of a total of $28,050 in related party debt. The related party required the shares be issued to a total of 14 stockholders.

The Company has been seeking acquisitions since it discontinued operations.   During the period covered by this report the Company has determined to enter into the tire recycling industry and has signed a Joint Venture Agreement more particularly described under Note 6.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued)
For the six months ended June 30, 2010
 (Unaudited)

Note 2 – Going Concern

As of June 30, 2010, the Company has an accumulated deficit of $3,940,763, no cash for operations and no revenue generating business operations.   While the Company has entered into a Joint Venture agreement and determined to pursue opportunities in the tire recycling industry.  It will be required to raise substantial capital to pursue its business plan and complete its joint venture agreement.  At the time of this report no capital has been raised for operations. These factors create an uncertainty about the Company’s ability to continue as a going concern.

Note 3 – Recent accounting pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business.

Note 4 – Related Parties Transactions

I.
On June 12, 2010, pursuant to a letter of default on accounts payable owed to a director and officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note (‘Note”)  dated June 1, 2010 and due on May 31, 2011. The conversion price of the Note is $0.01. As of June 12, 2010, using the guidance provided in ASC 470-20-25, we evaluated the Note and concluded that the convertible promissory note did have an embedded beneficial conversion feature. The embedded beneficial conversion feature was valued and had been recognized as additional paid-in-capital by allocating a portion of the proceeds equal to the intrinsic value of the feature. The resulting discount on the Note is amortized to interest expense using the effective interest method over the life of the Note.

The carrying value and terms of the Note is as following:

June 30, 2010
Face value due May 31, 2011	$443,024
Less: Unamortized discount	(407,727)
Carrying value:	$35,297

During the six month period ended June 30, 2010, the Company accrued interest of $3,520 related to the Note. An amount of $38,816 is reflected on the Company’s balance sheets as Convertible note – related parties including the carrying value of $35,296 disclosed above, as well as accrued interest to June 30, 2010 totaling $3,520.

During the three months ending June 30, 2010, Mr. Care, an officer and Director of the Company, made loans to the Company in the amount of $31,450. The loans bear 10% interest and are due on demand. As of June 30, 2010, the Company owed Mr. Care an amount totaling $31,913 reflected on the balance sheet as Loan Payable – Related Party including accrued interest in the amount of $463.

II.
On April 16, 2010, Mr. Dean Petkanas joined the Board of Directors of the Company and on June 11, 2010, Mr. Dean Petkanas was appointed Chief Operating Officer and Acting Chief Financial Officer of the Company.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued)
For the six months ended June 30, 2010
 (Unaudited)

Note 4 – Related Parties Transactions (continued)

During the two month period from April 1, 2010 to June 1, 2010, Mr. Petkanas invoiced, and was paid, consulting fees by the Company in the amount of $10,000.

On June 12, 2010, the Company entered engagement agreement (the “Engagement”) with Mr. Petkanas.  This Engagement became effective on June 1, 2010 and expires on September 30, 2010 (the “Interim Period”) subject to an additional six month renewal upon the mutual written consent of the parties (the “Remaining Period”). The Remaining Period shall begin on October 1, 2010 and end on March 31, 2011 and shall be subject to an additional twelve month renewal upon mutual written consent of the parties. Pursuant to the Engagement, (i) the Company shall pay Mr. Petkanas a fee at the annual base rate of Sixty Thousand Dollars ($60,000); (ii) the annual base rate will be increased to One Hundred and Forty Thousand Dollars ($140,000) upon the Company securing financing of at least Two and One Half Million Dollars ($2,500,000) during the Interim Period and Remaining Period; (iii) upon the Company completing any merger that provides a going concern value to the Company whereby financing of at least Two and One Half Million Dollars ($2,500,000) is placed for the purposes of internal growth, a merger, or consolidation with another going concern the Company will pay Mr. Petkanas an additional bonus compensation in the sum of One Hundred Thousand Dollars ($100,000); (iv) the Company shall issue Mr. Petkanas options to purchase One Hundred and Fifty Thousand (150,000) shares of common stock of the Company with  an exercise price equal to Thirty cents ($.30) and expiring in five (5) years from the date of issue for the Engagement during the Interim Period which date of issue is June 1, 2010, and in the event, the Interim Period is extended through the Remaining Period , the Company shall issue to Mr. Petkanas options to purchase Three Hundred and Fifty Thousand (350,000) shares of common stock of the Company with an exercise price equal to Thirty cents ($.30) and expiring in five (5) years from date of issue of the Engagement.

As of the period ended June 30, 2010, the Company owed Mr. Petkanas $5,000 in fees pursuant to the Engagement, which amount is reflected on the balance sheet as accounts payable-related parties.  These fees were paid subsequent to the period ended June 30, 2010.

Note 5 – Stock Option

As discussed in Note 4 above, effective June 1, 2010, the Company granted One Hundred and Fifty Thousand (150,000) shares of common stock of the Company with exercise price equal to Thirty cents ($.30) per common shares and expiring in five (5) years from the date of issue for the Agreement. Under ASC 718, the grant date fair value of the options, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the Interim Period. The Company has recognized stock-based expense as consulting fee of $779 with respect to the vested portion at June 30, 2010, and unrecognized compensation expense totaling $3,275 is expected to be recognized in the fiscal year 2010.

The following table summarized information on the Company’s option:

	Number	Weighted Average Granted Date Fair Value
Unvested, at December 31, 2009	-	$-
Granted	150,000	0.03
Vested	150,000
Unvested, at June 30, 2010	-	$-

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued)
For the six months ended June 30, 2010
 (Unaudited)

Note 6 – Commitments

Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the “Agreement”) with Tires SpA.(“TIRES”), an Italian manufacturer of heavy industrial processing and recycling equipment.  Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the “Waste to Value Technology”) for the North American market.   The Agreement between the Company and TIRES calls for a payment of €11,100,000 ($14,476,000 million USD), of which €7,700,000 ($10,041,900 USD) is to be paid by way of cash and the remaining balance of €3,400,000 shall be paid via the issuance of common shares of the Company.  For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD.  The parties have further agreed to issue the shares at a deemed price of $0.50 per share.  Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to TIRES.

•
€1,000,000  ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010,  on the same date of the delivery of the first module of the “Refiner Full” plant;

•
€1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the “Refiner Full” plant;

•
€1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010,  on the same date of delivery of the third module of the “Refiner Full” plant;

•
€1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the “Refiner Full” plant;

•
€925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the “Quadruple Rubber Tiles” plant;

•
€925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the “Quadruple Rubber Tiles” plant;

•
€925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the “Quadruple Rubber Tiles” plant;

•
€925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth and last module of the “Quadruple Rubber Tiles” plant;

 Upon the issuance of the first shares to TIRES, TIRES shall have the right to appoint a representative to the Board of Directors of the Company.

According to the agreement between the parties, if the initial payment is not made by July 30, 2010, the contract shall be null and void.  The Company is currently negotiating with several potential funders but will not be able to make the payment date of July 30, 2010.   Currently, there is a verbal agreement to extend the payment date to September 15, 2010 and the Company expects to have a formal executed extension in the next two weeks.

Note 7 – Reclassification

During the six month period ended June 30, 2010, the Company reclassified certain items on the financial statements in the column showing December 15, 1998 (Date of Inception) to June 30, 2010 and in the column showing June 30, 2009 to conform to the presentation in the June 30, 2010 financial statements.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
 (A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS (continued)
For the six months ended June 30, 2010
 (Unaudited)

Note 8 – Subsequent Events

Subsequent to the period covered by this report, the Company received further loans totaling $7,573 from Antonio Care, an officer and director of the Company.   The funds were used to pay the June consulting fees of $5,000 owing to Dean Petkanas, an officer and director of the Company owing pursuant to his contract described in Note 4 above and $2,573 was paid  to reduce accounts payable.

The Company has evaluated subsequent events from the balance sheet date through the date of issue of these financial statements and have determined there are no additional events to disclose.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

General Overview

General Development of Business

Tire International Environmental Solutions Inc. (the “Company” “we”, “us”, “our” and “Tire”) was incorporated under the laws of the State of Nevada on February 19, 1986 as Engle Mining Co., Inc. On January 27, 1999, the Company acquired all of the outstanding stock of I Vision USA Inc. through a stock for stock exchange in which the stockholders of I Vision USA Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of I Vision USA Inc.  I Vision USA Inc. was organized in the state of Delaware on December 15, 1998 and had purchased all of the outstanding stock of I Vision Integral Inc. which was organized in Canada during March 1998.  I Vision USA Inc. and I Vision Integral Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web.  For reporting purposes, the acquisition is treated as an acquisition of the Company by I Vision USA Inc. (reverse acquisition) and a recapitalization of I Vision USA Inc.   During September 1999, the Company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisation Inc., and Ixiem Production Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000 CDN.   This debt was settled for stock and the companies have since been discontinued or abandoned.

During fiscal year 2003, the Company and its subsidiaries ceased operations and on April 1, 2004, the Company divested itself of all of its subsidiaries by way of a divestiture agreement whereby the Company transferred all of the shares of the subsidiaries in exchange for the assumption of all of the outstanding debt of the subsidiaries.

On December 21, 2006, the Company issued a total of 500,000 post split common shares pursuant to a debt settlement agreement between the Company and Mr. Antonio Care.  This issuance of shares effected a change in control of the Company.

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

On December 7, 2007, the Company issued a total of 2,805,000 common shares at a deemed price of $0.001 per common share in settlement of a total of $28,050 in related party debt.   The related party required the shares be issued to a total of 14 stockholders.

During April 2008, the Company issued aggregate 291,000 shares of common stock valued at $9,750 in consideration for consulting services, director’s fee and officer’s fee.

On June 12, 2010, pursuant to a letter of default on accounts payable owed to a director and officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note (‘Note”)  dated June 1, 2010 and due on May 31, 2011.  The notes are convertible to shares of common stock at the price of $0.01 per common share.  The conversion of this note may effect a change in control of the Company.

The Company has been seeking a business acquisition since December 2006 when it undertook its initial restructure.

During the period covered by this report, the Company determined to seek opportunities in the tire recycling business, having identified a technology that management believes is the next generation of tire recycling equipment for removal of harmful waste tire stockpiles and the production of finely crafted value added products, both of which are much needed in the fast growing green technology and tire recycling industry.  In furtherance of this business decision, the Company has entered into a Joint Venture Agreement (the “Agreement”) with TIRES SpA (“TIRES”), an Italian manufacturer of heavy industrial processing and recycling equipment.  Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the “Agreement”) with Tires SpA.(“TIRES”), an Italian manufacturer of heavy industrial processing and recycling equipment.  Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the “Waste to Value Technology”) for the North American market.   The Agreement between the Company and TIRES calls for a payment of €11,100,000 ($14,476,000 million USD), of which €7,700,000 ($10,041,900 USD) is to be paid by way of cash and the remaining balance of €3,400,000 shall be paid via the issuance of common shares of the Company.  For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD.  The parties have further agreed to issue the shares at a deemed price of $0.50 per share.  Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to TIRES.

•
€1,000,000  ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010,  on the same date of the delivery of the first module of the “Refiner Full” plant;

•
€1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the “Refiner Full” plant;

•
€1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010,  on the same date of delivery of the third module of the “Refiner Full” plant;

•
€1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the “Refiner Full” plant;

•
€925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the “Quadruple Rubber Tiles” plant;

•
€925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the “Quadruple Rubber Tiles” plant;

•
€925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the “Quadruple Rubber Tiles” plant;

•
€925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth and last module of the “Quadruple Rubber Tiles” plant;

The above amounts reflected in USD for the payment of this joint venture agreement are subject to change dependent upon the fluctuation of the exchange rates between the Euro and the U.S. dollar.   Upon the issuance of the first shares to TIRES, TIRES shall have the right to appoint a representative to the Board of Directors of the Company.  The issuance of shares to TIRES may effect a change in control of the Company, dependent upon whether Mr. Care has converted his shares under his convertible note and whether all of the shares as required under the above contract with TIRES are issued.

According to the agreement between the parties, if the initial payment is not made by July 30, 2010, the contract shall be null and void.  The Company is currently negotiating with several potential funders but will not be able to make the payment date of July 30, 2010.   Currently, there is a verbal agreement to extend the payment date to September 15, 2010 and the Company expects to have a formal executed extension in the next two weeks.

The Company will be seeking land on which to construct the plant as required under the agreement..

Liquidity and Capital Resources

As of June 30, 2010, the Company had no cash.  Management estimates it will need $20,000,000 over the next twelve month period to meet its current business plan and to close on the joint venture agreement.  The funds will be expended as follows:

•	$14,500,000 (subject to the fluctuation of exchange rates between the USD and the Euro) to finalize all cash payments to be made under the Joint Venture Agreement with TIRES.
•
$5,500,000 for general working capital which will include as yet undetermined funds for the purchase or lease of land on which to construct the tire recycling plant and the costs of financing, management fees, general and administration to include legal, accounting and audit.

 Management is currently attempting to raise funds by way of either equity or loans.   At this time there are no commitments for funding and it cannot be known whether they will be successful in raising any funds to allow them to finalize the joint venture agreement and pursue their business plan.   Should they not be successful, then the Company would again be seeking acquisition opportunities and would revert back to shell status.  Management believes that the funds required to maintain minimal operations of regulatory filings will be available by way of loans from related parties; however, this agreement is not a legal obligation for either management or stockholders to provide additional future funding.   Should they fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of the three month periods ended June 30, 2010 and 2009:

The Company had no revenues for the six month periods ended June 30, 2010 and June 30, 2009.

Total expenses for the six month period ended June 30, 2010 were $88,812 as compared to $12,114 for the six months ended June 30, 2009.   The increase in expenses was mainly related to an increase in salaries and consulting from $2,824 (2009) to  $35,803 (2010) and an increase in interest from $2,144 (2009) to $44,151 (2010) . The increase in interest was due to the conversion of a non-interest bearing loan payable to a convertible promissory note bearing interest at 10% per annum.  Both general and administrative fees of $6,185 (2010) and $5,085 (2009)  and professional fees of $2,043 (2010) and $2,061 (2009) stayed consistent for the respective six month periods.  The Company expects to continue to incur losses through the year ended December 31, 2010.

Loss per share for the six month periods ended June 30, 2010 and June 30, 2009 were $0.01 and nil, respectively.

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

ITEM 4T.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report the Company entered into a convertible promissory note with a related party in the principal amount of $443,024.  The note is due on May 31, 2011 and bears interest at 10% per annum.  The note is convertible into shares at $0.01 per share.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.           REMOVED AND RESERVED

ITEM 5.          OTHER INFORMATION

None

ITEM 6.  EXHIBITS

3.(i)	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008.
3.(ii)	Amended and Restated Bylaws	Incorporated by reference to the Exhibits filed with the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.
10.1	Joint Venture Agreement between the Company and TIRES SpA dated June 16, 2010	Filed herewith
10.2	Convertible promissory note between the Company and Antonio Care dated June 1, 2010	Filed herewith
10.3	Engagement agreement between the Company and Dean Petkanas	Filed herewith
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

Date:	August 13, 2010	By:	/s/ Antonio Care
		Name:	Antonio Care
		Title:	President, Principal Executive Officer

Date:	August 13 , 2010	By:	/s/ Dean Petkanas
		Name:	Dean Petkanas
		Title:	Principal Financial Officer and Principal Accounting Officer