Form 10-K
period 2010-09-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2011-02-24
CIK 1099332

================================================================================
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                      FORM
                                      10-K

(Mark One)
[  ] ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

     For the fiscal year ended
     ---------------------------------------------------------------------------

[ X ] TRANSITION REPORT  PURSUANT  TO  SECTION 13 OR  15(d)  OF  THE  SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from January 1, 2010 to September 30, 2010

                                   000-28323
--------------------------------------------------------------------------------

                             Commission File Number

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

              NEVADA                                     98-0368586
--------------------------------------------------------------------------------

  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

              64 DIVISION AVE. SUITE 106, LEVITTOWN, NY 11756-2999
--------------------------------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

                                 (516) 605-0388
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

        Title of each class            Name of each exchange on which registered
              N/A                                         N/A
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Title of class
                         COMMON STOCK, $0.001 PAR VALUE
--------------------------------------------------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                              Yes[ ]       No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
                                                              Yes[ ]       No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes[X]       No[ ]



--------------------------------------------------------------------------------


Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                              Yes[ ]       No[ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                              Yes[  ]      No[X]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and

"smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer             [  ]      Accelerated filer              [ ]

Non-accelerated filer               [  ]      Smaller reporting company      [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                                                              Yes[X]       No[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

AS OF JUNE 30, 2010, THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER, THE AGGREGATE MARKET VALUE OF VOTING COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS $6,608,337 BASED ON THE AVERAGE HIGH AND LOW BID PRICE OF THE REGISTRANT'S VOTING COMMON STOCK ON SUCH DATE.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                Yes[ ]     No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          9,093,185 COMMON SHARES OUTSTANDING AS OF FEBRUARY 21, 2011














                                       2
--------------------------------------------------------------------------------

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


                                      NONE































































                                       3
--------------------------------------------------------------------------------

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                               TABLE OF CONTENTS

                                                                                                              Page
--------------------------------------------------------------------------------

                PART I

Item 1          Business                                                                                        4
Item 1A         Risk Factors                                                                                   11
Item 1B         Unresolved Staff Comments                                                                      12
Item 2          Properties                                                                                     12
Item 3          Legal Proceedings                                                                              12
Item 4          Submission of Matters to a Vote of Security Holders                                            12

                PART II

Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of     12
                Equity Securities
Item 6          Selected Financial Data                                                                        14
Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operations          14
Item 7A         Quantitative and Qualitative Disclosures About Market Risk                                     15
Item 8          Financial Statements and Supplementary Data                                                    15
Item 9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           16
Item 9A(T)      Controls and Procedures                                                                        16
Item 9B         Other Information                                                                              17

                PART III

Item 10         Directors, Executive Officers and Corporate Governance                                         17
Item 11         Executive  Compensation                                                                        19
Item 12         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder         20
                Matters
Item 13         Certain Relationships and Related Transactions, and Director Independence                      22
Item 14         Principal Accounting Fees and Services                                                         23

                PART IV

Item 15         Exhibits, Financial Statement Schedules                                                        23

                SIGNATURES                                                                                     24
================================================================================



























                                       i
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.    BUSINESS

THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K FOR THE PERIOD JANUARY 1, 2010 TO SEPTEMBER 30, 2010, THAT ARE NOT PURELY HISTORICAL STATEMENTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER FROM THOSE INDICATED IN THE FORWARD-LOOKING
STATEMENTS. PLEASE READ THIS DOCUMENT AND ALSO SEE THE FACTORS AND RISKS DISCUSSED IN OTHER REPORTS FILED FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

GENERAL DEVELOPMENT OF BUSINESS

Tire International Environmental Solutions Inc. (the "Company" "we", "us", "our" and "Tire") was incorporated under the laws of the State of Nevada on February 19, 1986 as Engle Mining Co., Inc. On January 27, 1999 the Company acquired all of the outstanding stock of I Vision USA Inc. through a stock for stock exchange in which the stockholders of I Vision USA Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of I Vision USA Inc. I Vision USA Inc. was organized in the state of Delaware on December 15, 1998 and had purchased all of the outstanding stock of I Vision Integral Inc. which was organized in Canada during March 1998. I Vision USA Inc. and I Vision Integral Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web. For reporting purposes, the acquisition is treated as an acquisition of the Company by I Vision USA Inc. (reverse acquisition) and a recapitalization of I Vision USA Inc. During September 1999 the Company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisation Inc., and Ixiem Production Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000 CDN. This debt was settled for stock and the companies have since been discontinued or abandoned.

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

During April 2008, the Company issued aggregate 291,000 shares of common stock valued at $9,750 in consideration for consulting services, director's fee and officer's fee.

On June 12, 2010, pursuant to a letter of default on accounts payable owed to a Director and Officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note dated June 1, 2010 and due on May 31, 2011. The conversion price of the Note is $0.01.

The Company presently has no operations and is under contract to acquire all of the outstanding stock of Tonmik Import Export Solutions, Inc. Upon the completion of this acquisition the Company will be an operating company. It has

                                       4
--------------------------------------------------------------------------------
entered in negotiations with several additional companies but has not yet concluded any additional agreements.

The Company has not ever declared bankruptcy, has not ever been in receivership, or similar proceedings.

The Company presently has no business operations.

On January 18, 2011 the Company entered into a Purchase Agreement with Antonio Care, the Company's Chief Executive Officer. Under the Agreement, the Company is acquiring all of the outstanding stock of Tonmik Import/Export Solutions, Inc ("Tonmik") in exchange for the Company's $1.7 million cash flow note. Tonmik is a Montreal based distributor of recycled rubber products that are currently manufactured using purchased recycled crumb rubber at its facility in China and sold to big box retailers in the United States. Tonmik has been operating its Chinese manufacturing facility for six years. The Company expects to develop a fully integrated scrap-tire-to-finished product business capitalizing on the consumer demand for Tonmik finished product order flow that could not be maximized with just the product of the Tonmik Chinese facilities. The note is payable in quarterly installments of interest at 10% per annum and principal to the extent of 50% of Tonmik's free cash flow after all of its operating, debt and any new equipment costs are satisfied with a final installment due on December 31, 2015. The purchase of the Tonmik shares will be completed upon the delivery of the Tonmik December 31, 2010 financial statements, certificates of corporate good standing and the delivery of all of the Tonmik shares. Upon completion of the acquisition of Tonmik the Company will become an operating company. Tonmik reported for the nine months ended September 30, 2010 $2.7 million in revenue and $442,000 in Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and $1.1 million in revenue and $207,000 in EBITDA is for the year ended December 31, 2009.

The   Company  intends  to  continue  to  seek,  to  investigate  and,  if  such investigation warrants, to acquire additional interests in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Act of 1933. The Company will be focused on acquisitions that will complement its acquisition of Tonmik and will contribute to the development of a fully integrated operating organization recycling scrap tires into a finished product business initially in the United States and ultimately worldwide. The Company seeks to participate in a business venture that collects and processes scrap tires into their rubber, steel and fiber components. The recovered rubber will be the principal raw material for its finished products.

The Company seeks to produce and market recycled rubber products for use in commercial and residential flooring applications, artificial playing fields, playgrounds, landscaping and rubberized asphalt. The Company expects to combine Tonmik's effective marketing and product development with proprietary technology and the Company's management know-how to produce a fully integrated operating model of recycled rubber producers who have directed their production to high-value end products. In addition to their environmentally friendly characteristics, the Company expects the Tonmik product lines, which are beginning to realize high rates of acceptance in their respective markets, to offer superior advantages in application and maintenance over traditional counterparts. The Tonmik products are made from used tires that are shredded and processed to produce metal-free rubber granules used as raw material for Tonmik molded products, infill in artificial playing surfaces, solid and loose residential and commercial playground safety surfaces, landscape mulch, and as an asphalt additive. Tonmik has for the past six years manufactured its finished molded products in China. During 2011 the Company expects to increase Tonmik's productive capacity through the acquisitions of existing tire recycling facilities in the United States.

Tonmik currently owns and operates a recycled rubber manufacturing facility in China that molds recycled rubber granules into rubber pavers for sale to big box retailers in the US and Canada. The Company expects that when installed at a United States Facility Tonmik's production system and proprietary technology will enable the Company to produce products at a competitive cost to its customers while benefiting from negative cost raw material from the tires it recycles. The Company expects to utilize all the rubber from the recycled tires in the Tonmik finished products, sell the recovered steel to metal recyclers and sell the recovered fiber to be used as fuel resulting in minimal wastage and an environmentally friendly production cycle. The Company's objective will be recycling 100% of the scrap tires it processes. The attractive characteristics of the Company's products are expected to include elimination of exposed metal and performance attributes such as improved safety characteristics, better

                                       5
--------------------------------------------------------------------------------
drainage, durability and aesthetics.

The Company has signed a Joint Venture Agreement with Tires SpA.("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant. The patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment of (euro)11,100,000 ($14,476,000 million USD), of which (euro)7,700,000
($10,041,900  USD)  is  to  be  paid by way of cash and the remaining balance of
(euro)3,400,000 shall be paid via the issuance of common shares of the Company. For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD. The parties have further agreed to issue the shares at a deemed price of $0.50 per share. Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to TIRES. The Company is evaluating several alternative methods of processing to produce its fully integrated scrap tire to finished product system. Ultimately the Company may or may not use all or any portion of the TIRES patented system to produce the Tonmik products from scrap tires.

Tonmik has five main product categories: Tonmik Pavers, Tonmik SportsFill, Tonmik Pour & Play, Tonmik Mulch and Tonmik Construction Material. Tonmik Pavers are 16"X16" or 24"X24" rubber flooring blocks used in numerous commercial and residential applications including stairs, balconies, arenas, garages, gyms, decking, flooring and around pools. Tonmik SportsFill is a product used as an infill in high-end synthetic playing fields marketed to large field installation companies whose target markets are professional athletic organizations as well as collegiate and school systems. Tonmik Pour & Play is a loose playground safety surface that has superior fall height protection and is sold to school systems as well as commercial and residential markets. Tonmik Mulch is a colorized rubber product used as a substitute for wood mulch in landscaping applications and is marketed both commercially and residentially. Tonmik Construction Material is a product used in an asphalt/rubber mix for road construction.

TONMIK PRODUCTS
---------------

The differing size, purity and surface characteristics of Tonmik's recycled rubber granules or molded products determine their end use. The surface characteristics are a result of specific tire recycling production processes:
Cryogenic(1) production generates granules with smooth edges that are angular-shaped compared to ambiently(2) produced granules which are jagged in shape. Molding of the ambiently produced rubber granules further modifies the products and further increases the value of the products produced, while retaining the metal-free characteristics of crumb rubber material.

Tonmik Flexible, Etna and Dutch Pavers- a series of molded rubber products providing a low cost alternative to traditional stone flooring pavers or wood decking which is sold through big box retailers distributors to homeowners and commercial customers. These products provide a softer surface that are as or more durable than their traditional counterparts with greater aesthetics as they are available in a variety of colors, sizes and patterns. They are commonly used on stairs, balconies, arenas, entrances, garages, patios, solariums,
playgrounds,   polls,  terraces,  piers,  gyms  and  as  deck  flooring.

Tonmik SportsFill - a product used as an infill material in synthetic playing fields, produced both cryogenically and ambiently, that is sold primarily to contractors who install high-end synthetic fields. It is applied as infill in a carpet of woven polyethylene strands to imitate a grass surface on synthetic playing fields. These surfaces are superior to natural grass due to their outstanding safety characteristics, playability, durability, drainage, and ease of maintenance, among other attributes.


------------------------
(1) Cryogenic is a specialized production technique that creates rubberized granules by freezing and shattering used tires which results in a clean separation of the components of the tires.

(2) Ambient describes a production process that cuts and shreds used tires, and employs a milling/grinding process.

                                       6
--------------------------------------------------------------------------------

Tonmik Pour & Play - a loose playground safety surfacing material made from tires to produce 1/4 to 1/2 inch recycled rubber sizes that are colorized for different recreational applications in schools and municipalities, or sold retail for backyard playgrounds. This product provides superior fall height protection over all other playground safety flooring available today.

Tonmik Mulch - a colorized rubber mulch product used in landscaping applications. Tonmik has chosen to manufacture this product along with its other finished product lines because (i) there is growing acceptance of this product nationally and (ii) both lines have identical feedstock sources, coloring, packaging, sales, and home delivery processes.

Tonmik Construction Material - a product used as an additive to asphalt in road construction which is sold either as a cryogenic or ambient product, depending on demand and local Department of Transportation specifications.

On February 10, 2011 the Company completed an Investment Banking Engagement Agreement with Stone & Youngberg, LLC ("Stone"). Under the Agreement, the Company has retained Stone to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Stone of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. The debt financing may qualify for tax exempt status in the Project state. The Company as part of the Project is arranging for $10 million in new equity capital to support the debt financing. The Company will also pay Stone for expenses incurred under the Agreement.

This discussion of the proposed business is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that initially it may be able to participate in only one potential fully integrated tire recycling US business venture to complement Tonmik's Chinese operation because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to stockholders of the Company because it will have limited operations, which can be used to offset potential losses from any one venture. The Company may seek a business opportunity with entities in tire recycling and/or recycled rubber finished product manufacturing which have recently commenced operations, or may wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity to participate in the tire recycling and/or recycled rubber finished product manufacturing will be complex and extremely risky. Due to general economic conditions, rapid technological advances and shortages of available capital, management believes that there are numerous firms in the tire recycling and/or recycled rubber finished product manufacturing business seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in any of the different stages of the tire recycling and/ or recycled rubber finished product manufacturing process and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Antonio Care, the

                                       7
--------------------------------------------------------------------------------

Company's  President,  Marco  Alfonsi,  the  Company's COO and Martin Sergi, the
Company's CFO will be the key Company personnel in the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at the closing of the proposed transaction.

The Company will not restrict its search for any specific kind of tire recycling and/or recycled rubber manufacturing firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

ACQUISITION OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and stockholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's stockholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.


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

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of

                                       8
--------------------------------------------------------------------------------
the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company, which the target company stockholders would acquire in exchange for all of their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then stockholders.

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


COMPETITION

Tonmik derives the majority of its revenues from the sale of its five product categories; the Company also expects to collect tipping fees from the collection of scrap tires used to manufacture its products. Consequently, the Company expects to compete directly with: (i) a large group of companies that manufacture and distribute products that have been traditionally used in similar applications that the Tonmik's products replace, (ii) a smaller universe of marketers and processors of recycled rubber products who produce and sell products in direct competition with the Tonmik, and (iii) a fairly large and regionally-based universe of companies that compete with the Company for tire supply. The Company views competition with each of these groups differently:

Competition with Traditional Products - The Company believes that Tonmik's products are improved substitutes for traditional materials used in various applications and compete directly with these traditional products for market share. Using an imperfect measure, the potential size of the market for recycled rubber products can be determined by assuming capture of a percentage of the total existing market from the traditional products. The Company cannot predict the market share that Tonmik products will capture.

Direct Competition with Recycled Tire Products - As rubberized alternatives acquire market share from their traditional counterparts, the Company expects to increasingly focus its attention on those businesses that are capable of producing like products of similar and consistent quality and in volumes large enough to attract the interest of national customers, such as artificial playing field installation companies, national playground manufacturers and "Big Box" national retailers. Currently, Tonmik's integrated multi-product approach puts the Company in a position as a producer that sells and markets all of the rubber output from its processes. The Company's competitors are fragmented and usually not integrated, and none compete against the whole range of Tonmik's products. If the Company can develop its fully integrated tire recycling to finished product system it expects it will have competitive advantages over other less integrated tire recycling companies.

                                       9
--------------------------------------------------------------------------------

Competition with Tire Supply - The Company expects to compete with tire jockeys in the respective areas where its facilities operate. Because of the regional nature of the tire collection business, the absence of fully integrated processors, and the high cost of handling and transporting used tires, the availability of scrap tires throughout North America is a function of regional tipping fees. Accordingly, tire supply is highly sensitive to price and the Company determines its tipping fees to maximize its profitability, while at the same time assuring availability. Unlike other tire recycling companies, the Company's main business revenue is not expected to come from tipping fees as they are only expected to represent small percentage of the Company's revenues.

The Company will remain an insignificant participant among firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.


REGULATION AND TAXATION

The Investment Company Act of 1940 defines an "investment company" as an issuer, which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

PATENTS

The Company owns no patents and no Internet domain names.

RESEARCH AND DEVELOPMENT

The Company has not undertaken any research and development activities during each of its last three fiscal years.

EMPLOYEES

As of September 30, 2010, the Company had no employees.

On December 1, 2010, the Company entered into an employment agreement with Mr. Antonio Care, a Chief Executive Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Care a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

Mr. Care has been the President, Director and sole owner of Tonmik Import Export Solutions, Inc. since its inception on November 7, 2005. Mr. Care in such capacity developed the Tonmik's Chinese operations, the Tonmik products and Tonmik's customer list. The Company has entered into a purchase agreement to acquire all of the outstanding stock of Tonmik. Mr. Care's know how and proprietary developed manufacturing processes are key components of the Company's plan to develop an integrated tire recycling to recycled rubber finished product business.

On December 1, 2010, the Company entered into an employment agreement with Mr. Marco Alfonsi, a Chief Operating Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Alfonsi a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.


                                       10
--------------------------------------------------------------------------------

Mr. Alfonsi has been a financial service professional for past 13 years. Throughout his career, Mr. Alfonsi was directly and indirectly involved in raising over $100 million dollars for small and medium sized business. Mr. Alfonsi was registered in the Securities Industry holding Series 7, 63 and 24 licenses. Mr. Alfonsi is no longer registered. Prior to his involvement in the financial services industry, Mr. Alfonsi has owned, operated, financed and sold several businesses. Mr. Alfonsi successfully started and managed two companies (ExecuteDirect.com, and Bakers Express of New York, Inc.).

On August 16, 2010, Tire International Environmental Solutions, Inc. (TRIE) appointed Mr. Marco Alfonsi, to the Board of Directors. Mr. Alfonsi was also appointed Chief Operating Officer of the Company.

On December 1, 2010, the Company entered into an employment agreement with Mr. Cosimo Care, a Marketing Director and Manager of IT of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Care a base salary of $2,500 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

On December 1, 2010, the Company entered into an employment agreement with Mr. Martin Sergi, a Chief Financial Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Sergi a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

Mr. Sergi has over 25 years of experience as Chief Executive Officer and Chief Financial Officer of both Privately and Publicly Owned Companies. Mr. Sergi is an innovator that was named Entrepreneur of the Year for emerging business by Ernst & Young for the State of New Jersey in 2006. Mr. Sergi has raised for firms which he led over $1 billion in debt and equity financing including public equity, public bonds, bank secured and unsecured debt, and private equity; Mr. Sergi has built companies from inception to $200 million in sales and $350 million in assets. Mr. Sergi has extensive experience in recycling, manufacturing, energy and real estate. He has been an Officer and Director of firms in the collection, processing and/or recycling of tires and other solid waste streams continuously since 1985. Mr. Sergi is a pioneer in converting the tire disposal industry into a new rubber recycling industry. Firms in which he was Chief Executive Officer entered into partnership with Ford Motor Company to recycle all of 8 million recalled Firestone Wilderness Tires from Ford Explorers in 2003-2004 and utilized the recycled rubber from these tires into innovative products such as color rubber playground safety flooring, rubber landscape mulch and recycled rubber infill for the NCAA and NFL fields. From 1985 to 2000 Mr. Sergi as Chief Executive Officer and Director of KTI Holding, Inc., a NASDAQ national system firm ("KTI"), built KTI from inception into one of the largest independent recycling companies in the United States; recycling over 10 million tons of trash per year into usable products. While at KTI he developed waste-to-energy plants utilizing municipal solid waste from hundreds of municipalities into refuse derived fuel to produce 100 megawatts of power per hour, which was sold to public utilities. He has restructured Power Purchase Agreements to produce $120 million in cash and stock warrants from public utilities, which were then exercised for an addition $30 million for KTI. From 2001 to 2003 Mr. Sergi was an Officer and Director of KTI's merger partner, Casella Waste Systems. From 2003 to 2010, Mr. Sergi was the Chief Executive Officer in the tire recycling industry of Recovery Technology Group, LLC ("RTG") and PermaLife Products, LLC ("PermaLife"). These firms were substantial participants in the tire recycling and crumb rubber manufacturing industries. Mr. Sergi's extensive recycling experience will be an asset for the Company as it develops its fully integrated tire recycling and finished product manufacturing business.

In September, 2008 one of PermaLife's tire recycling plants had a significant tire fire and ultimately permanently closed. Due to the loss, PermaLife's principal lender called in their $8.7 million credit facility resulting in PermaLife and several of its affiliates which Mr. Sergi was the Chief Executive Officer filed for Chapter 11 Bankruptcy protection. PermaLife could not be reorganized, was converted to Chapter 7 and its principal assets were recently liquidated on behalf of the secured lender.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

                                       11
--------------------------------------------------------------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fiscal year ended December 31, 2009.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION, HOLDERS AND DIVIDENDS

The Company's common stock is presently quoted on the Over the Counter Bulletin Board (OTC/BB) under the symbol "TRIE". The Company's common stock previously traded on the OTC/BB under the symbol "IVIG". On June 27, 2000 the Company's common stock ceased being quoted on the OTC/BB due to the Company's inability to file its quarterly and annual reports. On June 16, 2008, the Company was approved for quotation on the OTC/BB.

Following is a report of high and low closing bid prices for each quarterly period for the period January 1 to September 30, 2010 and the fiscal year ended December 31, 2009.

Period January 1 to September 30, 2010                            High                              Low
--------------------------------------------------------------------------------


3rd Quarter ended September 30, 2010                              1.22                              0.74
2nd Quarter ended June 30, 2010                                   0.74                              0.03
1st Quarter ended March 31, 2010                                  0.03                              0.03

Year 2009
----------------------------------------------------
4th Quarter ended December 31, 2009                               0.95                              0.02
3rd Quarter ended September 30, 2009                              0.95                              0.03
2nd Quarter ended June 30, 2009                                   1.01                             0.032
1st Quarter ended March 31, 2009                                  1.01                             0.032
--------------------------------------------------------------------------------

The information as provided above for the period January 1 to September 30, 2010 and the fiscal year ended December 31, 2009 was provided by Pink Sheets. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of February 11, 2011, there were 115 record holders of the Company's common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.




                                       12
--------------------------------------------------------------------------------

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
                                            WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
PLAN CATEGORY                                       (A)                       (B)                       (C)
--------------------------------------------------------------------------------

Equity Compensation Plans approved by               -0-                       N/A                       -0-
security holders
Equity Compensation Plans not approved
by security holders                                 -0-                       -0-                       -0-
                                        --------------------------------------------------------------------------------
Total                                               -0-                       -0-                       -0-
                                        ================================================================================

The Company does not currently have any equity compensation plans.


RECENT SALES OF UNREGISTERED SECURITIES


On June 12, 2010, pursuant to a letter of default on accounts payable owed to Antonio Care, a Director and Chief Executive Officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note ("Note") dated June 1, 2010 and due on May 31, 2011. The conversion price of the Note is $0.01. The Note remains outstanding and no shares have yet been issued under the conversion feature.

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, financial media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK: (i) will be paid a retainer fee of $8,000 per month; (ii) will be paid a one-time cash setup fee of $2,000; and HAWK will accept payment of the $8,000 per month retainer fee as follows: (i) $2,000 in cash payment and (ii) $6,000 in restricted 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 in cash and issued a total of 18,000 shares of restricted common stock of the Company for cash consideration valued at $18,000.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ("AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private & public companies. AQUILINE is expected to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, the Company: (i) paid a retainer fee of $50,000; (ii) issued a total of 120,000 shares of restricted common stock of the Company per quarter; and (iii) the term of the contract shall be for the period beginning December 1, 2010 and ending December 15, 2010, services were minimized from December 18, 2010 and resumed January 3, 2011 in observation of national holidays. The contract shall continue and renew quarterly until terminated in accordance with certain terms. On December 1, the Company paid $50,000 in cash and issued a total of 120,000 shares of restricted common stock of the Company.

On December 8, 2010, Mr. Dean Petkanas, Interim Chief Operating Officer and Acting Chief Financial Officer of the Company, informed the Board of Directors of the Company after the Board did not renew his agreement and that he was resigning as Interim Chief Operating Officer and Acting Chief Financial Officer effective December 8, 2010. As part of the settlement Mr. Petkanas received $15,452.71 with respect to the consulting fees of $15,000 owing to him pursuant to his contract and reimbursement expense in the amount of $452.71 and 150,000 unregistered non-qualifying common stock options that can be exercised during the next 5 years at $.30 per share.

There were no other unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period

                                       13
--------------------------------------------------------------------------------
covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares of our capital stock.

The management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

LIQUIDITY AND CAPITAL RESOURCES

The Company has only $10,448 of cash as of the period covered by this report and has no income as it has no current operations, nor has there been any income since inception. Presently the operations of the Company were being funded by loans from Mr. Care, the Company's President. On January 18, 2011 the Company completed a Purchase Agreement with Mr. Care. Under the Agreement, the Company is acquiring all of the outstanding stock of Tonmik Import/Export Solutions, Inc ("Tonmik") in exchange for the Company's $1.7 million cash flow note. Tonmik is a Montreal based distributor of recycled rubber products to big box retailers that are currently manufactured using purchased recycled crumb rubber at its facility in China. Tonmik has been operating its Chinese manufacturing facility for 6 years. The Company expects to develop a fully integrated scrap-tire-to-finished product business capitalizing on the consumer demand for Tonmik finished product order flow that could not be maximized with the Tonmik Chinese facilities. The note is payable in quarterly installments of interest at 10% per annum and principal to the extent of 50% of Tonmik's free cash flow after all of its operating, debt and any new equipment costs are satisfied with a final installment due on December 31, 2015. The purchase of the Tonmik shares will be completed upon the delivery of the Tonmik December 31, 2010 financial statements, certificates of corporate good standing and the delivery of all of the Tonmik shares. Upon completion of the acquisition of Tonmik the Company will become an operating company. Tonmik reported for the nine months ended September 30, 2010 $2.7 million in revenue and $442,000 in Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and $1.1 million in revenue and $207,000 in EBITDA is for year ended December 31, 2009. Based on present operations without the completion of the Tonmik acquisition, the Company will not be able to satisfy its cash requirements during the next twelve months, and should the Company enter into additional agreements for a mergers or acquisitions, the Company may be required to raise additional funds for the project. There can be no assurance that the Company will be able to raise the

                                       14
--------------------------------------------------------------------------------
additional funds that may be required. The Company at this time cannot predict what the amount of funds required may be for any additional acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees. It however does not anticipate making any such purchases or hiring any additional employees until such time as it has completed the Tonmik acquisition and/or an additional acquisition or a merger.

The Company has no material commitments for capital expenditures at this time other than as a result of the acquisition of Tonmik which will be funded by the issuance of its cash flow note of $1.7 million. The Company cannot predict what commitments it may incur should it find additional suitable acquisitions for the Company.

RESULTS OF OPERATIONS

At present, the Company has no operations and is seeking to complete the purchase of Tonmik and find additional mergers or acquisitions. The Company will focus its search to enterprises that are involved in any aspect of the tire recycling and/or recycled rubber finished product manufacturing business or industry. The Company may participate in a business venture of virtually any size or nature.

Management anticipates that it may be able to participate in Tonmik and only one additional potential business venture because the Company has nominal assets and limited financial resources.

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

This Company is a smaller reporting company and is not required to provide this information.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin on page F-1 of this Annual Report on Form 10-K.































                                       15
--------------------------------------------------------------------------------

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)

                        REPORT AND FINANCIAL STATEMENTS

                               December 31, 2009

                  and the Nine Months Ended September 30, 2010

                             (Stated in US Dollars)

                                                                         PAGE

Report of Independent Registered Public Accounting Firm                  F-3

Balance Sheets as of December 31, 2009 and September 30, 2010            F-4

Statements of Operations for the years ended December 31, 2009
        and the nine months ended September 30, 2010                     F-5

Statements of Changes In Stockholders' Deficiency for the years
        ended December 31, 2009 and the nine months ended            F-6 to F-9
        September 30, 2010

Statements of Cash Flows for the years ended December 31, 2009
        and the nine months ended September 30, 2010                F-10 to F-11


Notes to Financial Statements                                       F-12 to F-20

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Officers and Directors
Tire International Environmental Solutions Inc.

We   have   audited  the  accompanying  balance  sheets  of  Tire  International
Environmental Solutions Inc. (a Nevada development stage company) as of September 30, 2010 and December 31, 2009, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the nine months ended September 30, 2010 and the year ended December 31, 2009, and for the period of December 15, 1998 (date of inception) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tire International Environmental Solutions Inc. as of September 30, 2010 and December 31, 2009, and the results of its operations and its cash flows for the nine months ended September 30, 2010 and the year ended December 31, 2009, and for the period of December 15, 1998 (date of inception) to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Child, Van Wagoner & Bradshaw, PLLC
---------------------------------------------------------
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
March 29, 2010

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)

                                 BALANCE SHEETS

                            (Stated in U.S. Dollars)

                                                                                 As of September 30,        As of December 31,
                                                                                        2010                      2009
                                                                                 --------------------       ------------------
                                   ASSETS
Current Assets
Cash                                                                           $              10,448      $                 -
                                                                               ----------------------     --------------------

TOTAL ASSETS                                                                   $              10,448      $                 -
                                                                               ======================     ====================

                   LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued liabilities                                   $               71,613      $            74,580
   Accounts payable - related parties                                                         24,880                        -
   Loan payable - related parties                                                             51,023                  417,822
   Convertible notes-related party (net discount of $295,755)                                161,956                        -
                                                                               ----------------------     --------------------
TOTAL CURRENT LIABILITIES                                                                    309,472                  492,402


STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 Par value
     1,000,000 shares authorized, none issued                                                      -                        -

Common Stock  $0.001 par value, authorized 100,000,000 shares
  Issued and outstanding 8,930,185 shares at September 30, 2010 and December
  31, 2009                                                                                     8,930                    8,930
Additional paid in capital                                                                 3,797,697                3,350,619
Accumulated deficit during the development stage                                          (4,105,651)              (3,851,951)
                                                                               ----------------------     --------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                 (299,024)                (492,402)
                                                                               ----------------------     --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $              10,448      $                 -
                                                                               ======================     ====================

                                SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS


                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                            (Stated in U.S. Dollars)

                                                      Nine months                 Year Ended           December 15, 1998
                                                         Ended                   December 31,        (Date of Inception) to
                                                  September 30, 2010                 2009              September 30, 2010
                                                 ----------------------        ------------------    -----------------------

REVENUE                                       $                      -      $                  -  $                       -
                                                 ----------------------        ------------------    -----------------------

EXPENSES

General and Administrative                                      17,245                     2,474                  1,046,499

Professional fees                                               10,261                    15,994                     52,578

Salaries and consulting                                         55,876                     4,296                     71,768
                                                 ----------------------        ------------------    -----------------------

NET INCOME (LOSS) FROM OPERATIONS                              (83,382)                  (22,764)                (1,170,845)


OTHER INCOME AND EXPENSES

Interest expense                                              (170,318)                   (8,538)                  (182,569)
                                                 ----------------------        ------------------    -----------------------
                                                              (170,318)                   (8,538)                  (182,569)


Income( tax) benefit                                                 -                         -                      2,235
                                                 ----------------------        ------------------    -----------------------

Net income (loss) before Discontinued
Operations                                                    (253,700)                  (31,302)                (1,351,179)

Discontinued operations of Subsidiary                                -                         -                 (2,754,472)
                                                 ----------------------        ------------------    -----------------------
NET LOSS                                      $               (253,700)     $            (31,302) $              (4,105,651)
                                                 ======================        ==================    =======================

BASIC AND DILUTED LOSS PER SHARE              $                  (0.03)     $              (0.00)
                                                 ======================     =====================

Basic and diluted weighted average number
of shares                                                    8,930,185                 8,930,185

                                                 ======================     =====================


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)


                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                            (Stated in U.S. Dollars)

                                                                      Common Stock
                                                              --------------------------        Additional Paid
                                                               Shares           Amount            in Capital
                                                              ---------    -------------     -------------------
Balance, December 15, 1998 (Date of Inception)                  23,674      $        24      $           66,776
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 1998                                      23,674               24                  66,776
Issuance of common stock
for all stock of iVision USA, Inc. January 27, 1999             80,000               80                 (56,516)
Issuance of common stock
for services at $1.00 February 8, 1999                           6,700                7                   6,693
Issuance  of  common stock as part payment for all stock of
Bergeron Conseils Et Inc. and La Societe De Services
September 1, 1999                                                  340                -                  51,000
Issuance of common stock for all stock of Xiem Productions
Inc. September 15, 1999                                          2,000                2                 299,998
Issuance of common stock for services at $1.00 November 15,
1999                                                               410                -                     410
Issuance of common stock for services at $1.00 December 2,
1999                                                             2,000                2                   1,998
Capital contributed                                                  -                -               1,248,774
Net income (loss)                                                    -                -                       -
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 1999                                     115,124              115               1,619,133
Issuance of common stock for services at $62.97 March 3,
2000                                                             1,095                1                  68,949
Issuance of common stock for cash at $150.00 August 21, 2000     6,000                6                 899,994
Issuance of common stock for cash at $0.10 August 21, 2000         500                -                      50
Net income (loss)                                                    -                -                       -
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 2000                                     122,719              122               2,588,126
Issuance of common stock for services at $10.00 June 11,
2001                                                               550                1                   5,499
Net income (loss)                                                    -                -                       -
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 2001                                     123,269              123               2,593,625
Issuance of common stock for services at $0.10 June 3, 2002      4,000                4                     396
Issuance of common stock for services at $0.265 July 22,
2002                                                            90,000               90                  23,760
Issuance of common stock to cancel debt at $2.76 July 22,
2002                                                           209,776              210                 577,907
Net income (loss)                                                    -                -                       -
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 2002                                     427,045              427               3,195,688
Issuance of common stock for cash at $10.03 on June 18,
2003.                                                            7,140                7                  71,627

        TABLE CONTINUES ON NEXT PAGE

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)


                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                            (Stated in U.S. Dollars)

                                                                     Deficit
                                                                      During                     Total
                                                                   Development                Stockholders'
                                                                      Stage                    Deficiency
                                                              --------------------    -------------------------
Balance, December 15, 1998 (Date of Inception)                $           (68,000)     $                (1,200)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 1998                                                (68,000)                      (1,200)
Issuance of common stock
for all stock of iVision USA, Inc. January 27, 1999                       393,899                      337,463

Issuance of common stock
for services at $1.00 February 8, 1999                                          -                        6,700
Issuance  of  common stock as part payment for all stock of
Bergeron Conseils Et Inc. and La Societe De Services
September 1, 1999                                                               -                       51,000
Issuance of common stock for all stock of Xiem Productions
Inc. September 15, 1999                                                         -                      300,000
Issuance of common stock for services at $1.00 November 15,
1999                                                                            -                          410
Issuance of common stock for services at $1.00 December 2,
1999                                                                            -                        2,000
Capital contributed                                                             -                    1,248,774
Net income (loss)                                                      (1,653,806)                  (1,653,806)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 1999                                             (1,327,907)                     291,341
Issuance of common stock for services at $62.97 March 3,
2000                                                                            -                       68,950
Issuance of common stock for cash at $150.00 August 21, 2000                    -                      900,000
Issuance of common stock for cash at $0.10 August 21, 2000                      -                           50
Net income (loss)                                                      (1,744,015)                  (1,744,015)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 2000                                             (3,071,922)                    (483,674)
Issuance of common stock for services at $10.00 June 11,
2001                                                                            -                        5,500
Net income (loss)                                                        (376,719)                    (376,719)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 2001                                             (3,448,641)                    (854,893)
Issuance of common stock for services at $0.10 June 3, 2002                     -                          400
Issuance of common stock for services at $0.265 July 22,
2002                                                                            -                       23,850
Issuance of common stock to cancel debt at $2.76 July 22,
2002                                                                            -                      578,117
Net income (loss)                                                         (35,700)                     (35,700)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 2002                                             (3,484,341)                    (288,226)
Issuance of common stock for cash at $10.03 on June 18,
2003.                                                                                                   71,634

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                            (Stated in U.S. Dollars)

                                                                    Common Stock
                                                              --------------------------        Additional Paid
                                                               Shares          Amount             in Capital
                                                              ---------    -------------     -------------------
Net income (loss)                                                     -    $           -     $                 -
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 2003                                      434,185              434               3,267,315
Net income (loss)                                                     -                -                       -
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 2004                                      434,185              434               3,267,315
Net income (loss)                                                     -                -                       -
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 2005                                      434,185              434               3,267,315
Issuance of Stock to retire Debt at $0.01 on December 21,
2006                                                            500,000              500                   4,500
Net income (loss)                                                     -                -                       -
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 2006                                      934,185              934               3,271,815
Shares issued to pay for expenses at $0.01 on March 13, 2007  4,900,000            4,900                  44,100
Shares issued to pay for expenses at $0.01 on December 7,
2007                                                          2,805,000            2,805                  25,245
Net income (loss)                                                     -                -                       -
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 2007                                    8,639,185            8,639               3,341,160
Issuance of common stock for services                           291,000              291                   9,459
Net income (loss)                                                     -                -                       -
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 2008                                    8,930,185            8,930               3,350,619
Net income (loss)
                                                              ---------    -------------     -------------------
BALANCE, DECEMBER 31, 2009                                    8,930,185            8,930               3,350,619
Issuance of  convertible notes                                        -                -                 443,024
Stock-based compensation                                              -                -                   4,054
Net income (loss)                                                     -                -                       -
                                                              ---------    -------------     -------------------
BALANCE, SEPTEMBER 30, 2010                                   8,930,185     $      8,930      $        3,797,697
                                                              =========    =============     ===================

                          TABLE CONTINUES ON NEXT PAGE
               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                            (Stated in U.S. Dollars)

                                                                     Deficit
                                                                   Accumulated
                                                                      During                     Total
                                                                   Development               Stockholders'
                                                                      Stage                     Deficit
                                                              --------------------    -------------------------
Net income (loss)                                             $           (63,877)      $              (63,877)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 2003                                             (3,548,218)                    (280,469)
Net income (loss)                                                         206,969                      206,969
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 2004                                             (3,341,249)                     (73,500)
Net income (loss)                                                         (62,000)                     (62,000)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 2005                                             (3,403,249)                    (135,500)
Issuance of Stock to retire Debt at $0.01 on December 21,
2006                                                                                                     5,000
Net income (loss)                                                        (233,955)                    (233,955)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 2006                                             (3,637,204)                    (364,455)
Shares issued to pay for expenses at $0.01 on March 13, 2007                    -                       49,000
Shares issued to pay for expenses at $0.01 on December 7,
2007                                                                            -                       28,050
Net income (loss)                                                        (145,487)                    (145,487)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 2007                                             (3,782,691)                    (432,892)
Issuance of common stock for services                                                                    9,750
Net income (loss)                                                         (37,958)                     (37,958)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 2008                                             (3,820,649)                    (461,100)
Net income (loss)                                                         (31,302)                     (31,302)
                                                              --------------------    -------------------------
BALANCE, DECEMBER 31, 2009                                             (3,851,951)                    (492,402)
Issuance of  convertible notes                                                                         443,024
Stock-based compensation                                                                                 4,054
Net income (loss)                                                                                     (253,700)
                                                              --------------------    -------------------------
BALANCE, SEPTEMBER 30, 2010                                    $       (4,105,651)      $             (299,024)
                                                              ====================    =========================

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                            (Stated in U.S. Dollars)

                                                                       Nine months Ended                    Year Ended
                                                                      September 30, 2010                 December 31, 2009
                                                                      --------------------              --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period                                            $             (253,700)           $              (31,302)
Adjustment to reconcile net loss to cash used in operating
activities
   Consulting fees settled with stock                                                   -                                 -
   Expenses paid with stock                                                             -                                 -
   Stock-based compensation on consulting services                                  4,054                                 -
   Amortization of convertible notes discount                                     147,269                                 -
   Imputed interest on the promissory notes                                        16,241                                 -
Changes in assets and liabilities:
Accounts payable and accrued liabilities                                           (4,521)                           17,010
   Accounts payable - related parties                                              24,880                                 -
                                                                      --------------------              --------------------
Cash used in operating activities - continued operations                          (65,777)                          (14,292)
Cash used in operating activities - discontinued operations                             -                                 -
                                                                      --------------------              --------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                       (65,777)                          (14,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - continued operations                                -                                 -
Cash used in investing activities - discontinued operations                             -                                 -
                                                                      --------------------              --------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                             -                                 -

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related parties promissory notes                                  76,225                             8,775
   Proceeds from issuance of common stock                                               -                                 -
                                                                      --------------------              --------------------
Cash provided by financing activities - continued operations                       76,225                             8,775
Cash used in financing activities - discontinued operations                             -                                 -
                                                                      --------------------              --------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                        76,225                             8,775

Net increase (decrease) in cash and cash equivalents                               10,448                            (5,517)
Cash and cash equivalents at beginning of period                                        -                             5,517
                                                                      --------------------              --------------------
Cash and cash equivalents at end of period                         $               10,448            $                    -
                                                                      ====================              ====================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for
   Interest                                                        $                    -            $                    -
                                                                      ====================              ====================
   Income taxes                                                    $                    -            $                    -
                                                                      ====================              ====================
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:
   Convert loan payable - related parties to Convertible
   notes                                                           $              443,024            $                    -
                                                                      ====================              ====================

                          TABLE CONTINUES ON NEXT PAGE
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                            (Stated in U.S. Dollars)

                                                                         December 15, 1998
                                                                        (Date of Inception)
                                                                       To September 30, 2010
                                                                      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period                                            $              (1,351,179)
Adjustment to reconcile net loss to cash used in operating
activities
   Consulting fees settled with stock                                                  8,250
   Expenses paid with stock                                                           59,205
   Stock-based compensation on consulting services                                     4,054
   Amortization of convertible notes discount                                        147,269
   Imputed interest on the promissory notes                                           16,241
Changes in assets and liabilities:
Accounts payable and accrued liabilities                                              70,059
   Accounts payable - related parties                                                 24,880
                                                                      ------------------------
Cash used in operating activities - continued operations                          (1,021,221)
Cash used in operating activities - discontinued operations                       (1,977,551)
                                                                      ------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                       (2,998,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - continued operations                                   -
Cash used in investing activities - discontinued operations                         (708,390)
                                                                      ------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                         (708,390)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related parties promissory notes                                    494,047
   Proceeds from issuance of common stock                                          3,359,549
                                                                      ------------------------
Cash provided by financing activities - continued operations                       3,853,596
Cash used in financing activities - discontinued operations                         (135,986)
                                                                      ------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                        3,717,610

Net increase (decrease) in cash and cash equivalents                                  10,448
Cash and cash equivalents at beginning of period                                           -
                                                                      ------------------------
Cash and cash equivalents at end of period                         $                  10,448
                                                                      ========================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for
   Interest                                                        $                  21,981
                                                                      ========================
   Income taxes                                                    $                       -
                                                                      ========================
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:
   Convert loan payable - related parties to Convertible
   notes                                                           $                 443,024
                                                                      ========================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1- NATURE AND CONTINENCE OF OPERATIONS

a) Organization

     The Company was incorporated under the laws of the State of Nevada on February 19, 1986 with authorized common stock of 10,000,000 shares with a par value of $0.0025. On April 25, 1998 the authorized common stock was increased to 100,000,000 shares with a change in par value to $0.001 and on February 9, 1999 the Company changed its name to IVision Group Ltd. On April 15, 1998 the Company completed a reverse common stock split of two shares of its outstanding stock for one share and on January 8, 1999, a forward common stock split of one share of outstanding stock for four shares. This report has been prepared showing after-stock-split shares with a par value of $0.001 from inception. On January 27, 1999, the Company acquired all of the outstanding stock of I Vision USA Inc. through a stock-for-stock exchange in which the stockholders of I Vision USA Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of I Vision USA Inc. I Vision USA Inc. was organized in the state of Delaware on December 15, 1998 and had purchased all of the outstanding stock of I Vision Integral Inc. which was organized in Canada during March 1998. I Vision USA Inc. and I Vision Integral Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web. For reporting purposes, the acquisition was treated as an acquisition of the Company by I Vision USA Inc. (reverse acquisition) and a recapitalization of I Vision USA Inc. The historical financial statements prior to January 27, 1999 are those of I Vision USA Inc. and its subsidiary I Vision Integral Inc. During September 1999, the Company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisation Inc., and Ixiem Production Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000 CDN. This debt was settled for stock and the companies have since been discontinued or abandoned.

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS


     The Company has been seeking acquisitions since it discontinued operations. During the period covered by this report the Company has determined to enter into the tire recycling industry and has signed a Joint Venture Agreement more particularly described under Note 8.

NOTE 1- NATURE AND CONTINUES OF OPERATIONS
   (CONTINUED)

b) Basis of presentation

     On November 3, 2010, the Board of Directors of the Company, by quorum, approved a change of the fiscal year end from December 31 to September 30 effective as of November 3, 2010. The change was made to align its fiscal periods more closely with the seasonality of its business and improve comparability with industry peers.

     c) Going Concern

     As of September 30, 2010, the Company has an accumulated deficit of $4,105,651 and remains in the development stage due to its lack of business operations. While the Company has entered into a Joint Venture agreement and determined to pursue opportunities in the tire recycling industry. It will be required to raise substantial capital to pursue its business plan and complete its joint venture agreement. At the time of this report no capital has been raised for operations. These factors create an uncertainty about the Company's ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a) Revenue Recognition

        Revenues are recognized in accordance with SEC Staff Accounting Bulletin
        (SAB) No. 104, "Revenue Recognition in Financial Statements." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

         b) Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

         c) Comprehensive Income

        Since 1999, the Company adopted ASC 220, "Comprehensive Income", for the reporting of comprehensive income and its components.

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

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

         i) Impairment of Long-Lived Assets

        The Company evaluates the recoverability of long-lived assets using future undiscounted cash flows attributed to such assets. The Company recognizes impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

         j) Advertising Costs

        The Company recognizes advertising expense on the cost of communication advertising in the period in which the advertising space or airtime is used. There were no advertising costs for the periods ended September 30, 2010 and December 31, 2009.

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 3 - NEW ACCOUNTING STANDARDS-

Recent Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, "Milestone Method of Revenue Recognition." FASB ASU No. 2010-29 "Revenue Recognition - Milestone Method (Topic 605)" provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 - 29 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update for the fiscal year beginning October 1, 2010.

NOTE 4 - RELATED PARTY TRANSACTIONS

I. Stockholder loans:

     On June 12, 2010, pursuant to a letter of default on accounts payable owed to a Director and Officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note ('Note") dated June 1, 2010 and due on May 31, 2011. The conversion price of the Note is $0.01. As of June 12, 2010, using the guidance provided in ASC 470-20-25, we evaluated the Note and concluded that the convertible promissory note did have an embedded beneficial conversion feature. The embedded beneficial conversion feature was valued and had been recognized as additional paid-in-capital by allocating a portion of the proceeds equal to the intrinsic value of the feature. The resulting discount on the Note is amortized to interest expense using the effective interest method over the life of the Note.

     The carrying value and terms of the Note is as following:


                                                         September  30, 2010
                                                         -------------------
          Face value due May 31, 2011                   $            443,024
          Less: Unamortized discount                                (295,755)
                                                       ---------------------
          Carrying value:                               $            147,269
                                                                     =======



     During the nine months ended September 30, 2010, the Company accrued interest of $14,687 related to the Note. An amount of $161,956 is reflected on the Company's balance sheets as Convertible note - related parties including the carrying value of $147,269 disclosed above, as well as accrued interest to September 30, 2010 totaling $14,687.

     During the nine months ended September 30, 2010, Mr. Care, an officer and Director of the Company, made loans to the Company in the amount of $40,023. The loans bear 10% interest and are due on demand. As of September 30, 2010, the Company accrued interest in the amount of $1,431.

     During the nine months ended September 30, 2010, the Company received operating funds from two of our shareholders in the amount of $11,000. The loans bear 10% interest and are due on demand. As of September 30, 2010, the Company accrued interest in the amount of $123. Subsequent to the period ended September 30, 2010, the Company paid principal in the amount of $10,000 in cash.

II. Consulting Services

     On April 16, 2010, Mr. Dean Petkanas joined the Board of Directors of the Company and on June 11, 2010, Mr. Dean Petkanas was appointed Interim Chief

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

     Operating Officer and Acting Chief Financial Officer of the Company.

     During the two month period from April 1, 2010 to June 1, 2010, Mr. Petkanas invoiced, and was paid, consulting fees by the Company in the amount of $10,000.

     On June 12, 2010, the Company entered into an engagement agreement (the "Engagement") with Mr. Petkanas. This Engagement became effective on June 1, 2010 and expired on September 30, 2010 (the "Interim Period") subject to an additional six month renewal upon the mutual written consent of the parties (the "Remaining Period"). The Remaining Period shall begin on October 1, 2010 and end on March 31, 2011 and shall be subject to an additional twelve month renewal upon mutual written consent of the parties. Pursuant to the Engagement, (i) the Company shall pay Mr. Petkanas a fee at the annual base rate of Sixty Thousand Dollars ($60,000); (ii) the annual base rate will be increased to One Hundred and Forty Thousand Dollars ($140,000) upon the Company securing financing of at least Two and One Half Million Dollars ($2,500,000) during the Interim Period and Remaining Period; (iii) upon the Company completing any merger that provides a going concern value to the Company whereby financing of at least Two and One Half Million Dollars ($2,500,000) is placed for the purposes of internal growth, a merger, or consolidation with another going concern. The Company will pay Mr. Petkanas an additional bonus compensation in the sum of One Hundred Thousand Dollars ($100,000); (iv) the Company shall issue Mr. Petkanas options to purchase One Hundred and Fifty Thousand (150,000) shares of common stock of the Company with an exercise price equal to Thirty cents ($.30) and expiring in five (5) years from the date of issue for the Engagement during the Interim Period, which date of issue is June 1, 2010, and in the event the Interim Period is extended through the Remaining Period , the Company shall issue to Mr. Petkanas options to purchase Three Hundred and Fifty Thousand (350,000) shares of common stock of the Company with an exercise price equal to Thirty cents ($.30) and expiring in five
     (5) years from date of issue of the Engagement.

     As of September 30, 2010, the Company owed Mr. Petkanas $15,000 in fees pursuant to the Engagement, which amount is reflected on the balance sheet as accounts payable-related parties. These fees were paid in full in December subsequent to the period ended September 30, 2010.

     Subsequent to the period ended September 30, 2010, Mr. Petkanas resigned as Interim Chief Operating Officer and Acting Chief Financial Officer of the Company. As part of the settlement, the Company entered into a non-qualified stock incentive plan stock option agreement with Dean Petkanas. (refer to Note 10 - Subsequent Events)

NOTE 5 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.

On February 8, 2007, the Company effected a 100 for 1 reverse stock split. All share and per share amounts have been restated to reflect the split as if it had occurred at the beginning of the earliest period presented. As of September 30, 2010, December 31, 2009 and 2008, the Company had 8,930,185 shares of common stock outstanding.

On April 1, 2008, the Company issued a total of 141,000 common shares in settlement of $8,250 of outstanding debt relating to consulting fees for fiscal 2007 which were invoiced from the consultants during fiscal 2008.

On April 25, 2008 the Company issued a total of 150,000 shares to officers and directors as compensation for officers' and directors' fees of $1,500 for fiscal 2008.

There were no new common shares issued in 2009 and 2010.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - STOCK OPTION

As discussed in Note 4 above, effective June 1, 2010, the Company granted options for One Hundred and Fifty Thousand (150,000) shares of common stock of the Company with an exercise price equal to thirty cents ($.30) per common share and expiring in five (5) years from the date of issue for the Agreement. Under ASC 718, the grant date fair value of the options, which has been determined based upon the fair value (using the Black Sholes method) of the Company's shares on the grant date, is expensed over the Interim Period. The Company has recognized stock-based expense as consulting fee of $4,054 with respect to the vested portion at September 30, 2010, and unrecognized compensation expense totaling $805 is expected to be recognized in the fiscal year 2011.

The following table summarized information on the Company's option:


                                                                                           Weighted Average

                                                                     Number             Granted Date Fair Value
        Options Outstanding at December 31, 2009                            -      $                            -
        Granted Options                                               150,000      $                         0.03
        Vested                                                        150,000      $                         0.03
                                                                   -----------        ----------------------------
        Options Outstanding and Vested at September 30, 2010          150,000      $                         0.03
                                                                   ===========        ============================

NOTE 7 - INCOME TAXES


No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock, unless the same or similar business is carried on. The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below for the years ended September 30, 2010 and December 31, 2009:

                                                                September 30,           December 31,
                                                                    2010                     2009
                                                                    ----                     ----
             Deferred tax asset
                                                            $          264,399       $         175,604
             Less valuation allowance
                                                                      (264,399)               (175,604)
                                                               ----------------         ---------------
             Net deferred tax assets                        $                -       $               -
                                                               ================         ===============

The net operating loss carryforward for federal and state income tax purposes was approximately $755,425. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended September 30, 2010 was $88,795, for the year ended December 31, 2009 was $10,956. The figures for 2010 and 2009 reflect those of the Company only, as all subsidiaries are now gone.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1 on January 1, 2007. As a result of the implementation of ASC 740

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

the   Company   recognized  approximately  no  increase  in  the  liability  for unrecognized tax benefits.

The Company has no tax positions at September 30, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the "Agreement") with Tires SpA.("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment of (euro)11,100,000 ($14,476,000 million USD), of which (euro)7,700,000 ($10,041,900 USD) is to be paid by way of cash and the remaining balance of (euro)3,400,000 shall be paid via the issuance of common shares of the Company. For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD. The parties have further agreed to issue the shares at a deemed price of $0.50 per share. Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to TIRES.


      o 1,000,000(euro) ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010, on the same date of the delivery of the first module of the "Refiner Full" plant;

      o 1,000,000(euro) ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the "Refiner Full" plant;

      o 1,000,000(euro) ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010, on the same date of delivery of the third module of the "Refiner Full" plant;

      o 1,000,000(euro) ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the "Refiner Full" plant;

      o 925,000(euro) ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the "Quadruple Rubber Tiles" plant;

      o 925,000(euro) ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the "Quadruple Rubber Tiles" plant;

      o 925,000(euro) ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the "Quadruple Rubber Tiles" plant;

      o 925,000(euro) ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth and last module of the "Quadruple Rubber Tiles" plant;

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

Upon the issuance of the first shares to TIRES, TIRES shall have the right to appoint a representative to the Board of Directors of the Company.

According to the agreement between the parties, if the initial payment is not made by July 30, 2010, the contract shall be null and void. The Company is currently negotiating with several potential funders but was not be able to make the payment date of July 30, 2010. Currently, there is an amended agreement to extend the payment date to March 18, 2011.

NOTE 9 - RECLASSIFICATION

During the nine months ended September 30, 2010, the Company reclassified certain items on the financial statements in the column showing December 15, 1998 (Date of Inception) to September 30, 2010 and in the column showing the year end December 31, 2009 to conform to the presentation in the September 30, 2010 financial statements.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the period covered by this report, the Company received further loans totaling $329,191 from several shareholders of the Company. The loans bear 10% interest and are due on demand.

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK), an investor relations and consulting firm. HAWK will provide investor relations, financial media relations and other appropriate consulting and advisory services. In consideration for such services, the Company: (i) will pay a retainer fee of $8,000 per month; (ii) will pay a one-time cash setup fee of $2,000; and HAWK will accept payment of the $8,000 per month retainer fee as follows: (i) $2,000 in cash payment and
(ii) $6,000 in restricted 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 in cash and issued a total of 18,000 shares of restricted common stock of the Company for cash consideration valued at $18,000.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc.("AQUILINE), a full service public relations and consulting firm dedicated to the peak performance of private & public companies. AQUILINE will provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, the Company:
(i) will pay a retainer fee of $50,000 per month; (ii) will issue a total of 120,000 shares of restricted common stock of the Company per quarter; and (iii) the term of the contract is for the period beginning December 1, 2010 and ending December 15, 2010, services were minimized from December 18, 2010 and resumed January 3, 2011 in observation of national holidays. The contract shall continue and renew quarterly until terminated in accordance with certain terms. On December 1, the Company paid $50,000 in cash and issued a total of 120,000 shares of restricted common stock of the Company.

On December 1, 2010, the Company entered into an employment agreement with Mr. Antonio Care, a Chief Executive Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Care a base salary at the rate of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

On December 1, 2010, the Company entered into an employment agreement with Mr. Marco Alfonsi, a Chief Operating Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Alfonsi a base salary at the rate of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

On December 1, 2010, the Company entered into an employment agreement with Mr. Cosimo Care, a Marketing Director and Manager of IT of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Care a base salary at the rate of $2,500 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

On December 1, 2010, the Company entered into an employment agreement with Mr. Martin Sergi, a Chief Financial Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Sergi a base salary at the rate of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company. On December 1, 2010, the Company paid $10,000 in cash pursuant to the contract.

On December 8, 2010, Mr. Dean Petkanas, Interim Chief Operating Officer and Acting Chief Financial Officer of the Company, informed the Board of Directors of the Company after the Board did not be renew his agreement that he was resigning as Interim Chief Operating Officer and Acting Chief Financial Officer effective December 8, 2010. As part of the settlement, Mr. Petkanas received $15,452.71 with respect to the consulting fees of $15,000 owing to him pursuant to his contract described in Note 4 above and reimbursement expense in the amount of $452.71 and 150,000 unregistered non-qualifying common stock options that can be exercised during the next 5 years at $.30 per share.

Subsequent to September 30, 2010 the Company amended its Joint Venture Agreement with Tires SpA (refer to Note 8-Commitments and Contingency) allowing the deferring all required payments under the agreement. The payments under this amendment are required to commence on March 18, 2011.

NOTE 10 - SUBSEQUENT EVENTS-CONTINUED

On December 14, 2010 the Company completed a Financial Advisory and Investment Banking Engagement Agreement with CIM Securities, LLC of Centennial, Colorado ("CIM"). Under the agreement, the Company has retained CIM to provide the Company financial advisory services in its effort to raise capital, identify Merger and Acquisition targets and negotiate license agreements. Compensation under the agreement is based on the successful completion by the Company of privately placed capital financings, mergers, acquisitions or licensing agreements in which CIM provided financial advisory services. The Company has paid CIM a non-refundable deposit of $25,000 against fees and expenses incurred under the agreement. The term of the agreement is for six months which, upon certain circumstances, can be reduced to 2 months or extended to 30 months.

On January 18, 2011 the Company completed a Purchase Agreement with Antonio Care, the Company's Chief Executive Officer. Under the Agreement, the Company is acquiring all of the outstanding stock of Tonmik Import/Export Solutions, Inc ("Tonmik") in exchange for the Company's $1.7 million cash flow note. Tonmik is a Montreal based distributor of recycled rubber products to big box retailers that are currently manufactured using purchased recycled crumb rubber at its facility in China. Tonmik has been operating its Chinese manufacturing facility for 6 years. The Company expects to develop a fully integrated scrap-tire-to-finished product business capitalizing on the consumer demand for Tonmik finished product order flow that could not be maximized with the Tonmik Chinese facilities. The note is payable in quarterly installments of interest at 10% per annum and principal to the extent of 50% of Tonmik's free cash flow after all of its operating, debt and any new equipment costs are satisfied with a final installment due on December 31, 2015. The purchase of the Tonmik shares will be completed upon the delivery of the Tonmik December 31, 2010 financial statements, certificates of corporate good standing and the delivery of all of the Tonmik shares. Upon completion of the acquisition of Tonmik, the Company will become an operating company. Based on Tonmik's unaudited financial statements, it reported for the nine months ended September 30, 2010 $2.7 million in revenue and $442,000 in Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and $1.1 million in revenue and $207,000 in EBITDA is for year ended December 31, 2009.

Subsequent to September 30, 2010 the Company, Tonmik and Mr. Antonio Care entered a settlement agreement with a Company and Tonmik creditor requiring the Company, Tonmik and Mr. Care to pay $25,000 on or before March 15, 2011, as of February 21, 2011 $12,500 was paid and $12,500 remains outstanding. A judgment in Canada was entered against the Company, Tonmik and Mr. Care to record the obligations under the settlement.

On February 10, 2011 the Company completed an Investment Banking Engagement Agreement with Stone & Youngberg, LLC ("Stone"). Under the Agreement, the

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

Company has retained Stone to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Stone of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. The debt financing may qualify for tax exempt status in the Project state. The Company, as part of the Project, is arranging for $10 million in new equity capital to support the debt financing. The Company will also pay Stone for expenses incurred under the Agreement.

The Company has evaluated subsequent events from the balance sheet date through the date of issue of these financial statements and has determined there are no additional events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of September 30, 2010, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.



                                       16
--------------------------------------------------------------------------------

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.


                                    PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information, as of December 31, 2009, with respect to our directors and executive officers.

NAME                      AGE    POSITION
--------------------------------------------------------------------------------

Antonio Care               41    President, Chief Executive Officer and Director
Marco Alfonsi              50    Chief Operating Officer and Director
Martin Sergi               53    Chief Financial Officer and Director

The Company's directors are elected by the holders of the Company's common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company's stockholders or when their successors are elected and qualified. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

ANTONIO CARE - Mr. Care was elected to our Board of Directors and was appointed President and Chief Executive Officer on March 25, 2008. Mr. Care has over 18 years of experience in the field of Finance, import/export, business and market development, business planning and product line management. Mr. Care has held executive management positions at Uniglobe Investment Inc. and Tire International Environmental Solutions Inc. His experience and leadership were focused on assessing new opportunities, recruiting reputable management teams, launching new products and developing new markets within different industries such as the medical, the pharmaceutical and the rubber recycling industry.

From October 2005 to the present, Mr. Care was employed by Tire International Environmental Solutions Inc. as a consultant dealing with business acquisitions and financing. From March 2001 to October 2005, Mr. Care founded Care Importing Inc. He served on the Board of Directors and was the President and Chief Executive Officer.

On December 1, 2010, the Company entered into an employment agreement with Mr. Antonio Care, a Chief Executive Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Care a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

Mr. Care has been the President, Director and sole owner of Tonmik Import Export Solutions, Inc. since its inception on November 7, 2005. Mr. Care in such capacity developed the Tonmik's Chinese operations, the Tonmik products and Tonmik's customer list. The Company has entered into a purchase agreement to acquire all of the outstanding stock of Tonmik. Mr. Care's know how and proprietary developed manufacturing processes are key components of the Company's plan to develop an integrated tire recycling to recycled rubber finished product business.



                                       17
--------------------------------------------------------------------------------

Mr. Care is not a director or officer of any other reporting companies.

MARCO ALFONSI - On December 1, 2010, the Company entered into an employment agreement with Mr. Marco Alfonsi, to serve as Chief Operating Officer and Director of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Alfonsi a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

Mr. Alfonsi has been a financial service professional for past 13 years. Throughout his career, Mr. Alfonsi was directly and indirectly involved in raising over $100 million dollars for small and medium sized business. Mr. Alfonsi was registered in the Securities Industry holding Series 7, 63 and 24 licenses. Mr. Alfonsi is no longer registered. Prior to his involvement in the financial services industry, Mr. Alfonsi has owned, operated, financed and sold several businesses. Mr. Alfonsi successfully started and managed two companies (ExecuteDirect.com, and Bakers Express of New York, Inc.).

On August 16, 2010, Tire International Environmental Solutions, Inc. (TRIE) appointed Mr. Marco Alfonsi, to the Board of Directors. Mr. Alfonsi was also appointed Chief Operating Officer of the Company.

COSIMO CARE - On December 1, 2010, the Company entered into an employment agreement with Mr. Cosimo Care, to serve as Marketing Director and Manager of IT of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Care a base salary of $2,500 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company. Mr. Care is the brother of the Chief Executive Officer.

MARTIN SERGI - On December 1, 2010, the Company entered into an employment agreement with Mr. Martin Sergi, to serve as Chief Financial Officer and Director of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Sergi a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

Mr. Sergi has over 25 years of experience as Chief Executive Officer and Chief Financial Officer of both Privately and Publicly Owned Companies. Mr. Sergi is an innovator that was named Entrepreneur of the Year for emerging business by Ernst & Young for the State of New Jersey in 2006. Mr. Sergi has raised for firms which he led over $1 billion in debt and equity financing including public equity, public bonds, bank secured and unsecured debt, and private equity; Mr. Sergi has built companies from inception to $200 million in sales and $350 million in assets. Mr. Sergi has extensive experience in recycling, manufacturing, energy and real estate. He has been an Officer and Director of firms in the collection, processing and/or recycling of tires and other solid waste streams continuously since 1985. Mr. Sergi is a pioneer in converting the tire disposal industry into a new rubber recycling industry. Firms in which he was Chief Executive Officer entered into partnership with Ford Motor Company to recycle all of 8 million recalled Firestone Wilderness Tires from Ford Explorers in 2003-2004 and utilized the recycled rubber from these tires into innovative products such as color rubber playground safety flooring, rubber landscape mulch and recycled rubber infill for the NCAA and NFL fields. From 1985 to 2000 Mr. Sergi as Chief Executive Officer and Director of KTI Holding, Inc., a NASDAQ national system firm ("KTI"), built KTI from inception into one of the largest independent recycling companies in the United States; recycling over 10 million tons of trash per year into usable products. While at KTI he developed waste-to-energy plants utilizing municipal solid waste from hundreds of municipalities into refuse derived fuel to produce 100 megawatts of power per hour, which was sold to public utilities. He has restructured Power Purchase Agreements to produce $120 million in cash and stock warrants from public utilities which were then exercised for an addition $30 million for KTI. From 2001 to 2003 Mr. Sergi was an Officer and Director of KTI's merger partner, Casella Waste Systems. From 2003 to 2010, Mr. Sergi was the Chief Executive Officer in the tire recycling industry of Recovery Technology Group, LLC ("RTG") and PermaLife Products, LLC ("PermaLife"). These firms were substantial participants in the tire recycling and crumb rubber manufacturing industries. Mr. Sergi's extensive recycling experience will be an asset for the Company as it develops its fully integrated tire recycling and finished product manufacturing business.



                                       18
--------------------------------------------------------------------------------

In September, 2008 one of PermaLife's tire recycling plants had a significant tire fire and ultimately permanently closed. Due to the loss, PermaLife's principal lender called in their $8.7 million credit facility resulting in PermaLife and several of its affiliates which Mr. Sergi was the Chief Executive Officer filed for Chapter 11 Bankruptcy protection. PermaLife could not be reorganized, was converted to Chapter 7 and its principal assets were recently liquidated on behalf of the secured lender.

The Company has 4 employees at this time.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. However Mr. Cosimo Care is the brother of Mr. Antonio Care, the Company's Chief Executive Officer.

Mr. Sergi filed for bankruptcy protection as the Chief Executive Officer for PermaLife Products, LLC and its affiliates as further described above. None of our executive officers or directors have been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

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

NOMINATING COMMITTEE

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

AUDIT COMMITTEE

At this time, the Company is not required to have an audit committee. Further, since there are not sufficient independent members of the Board it is not feasible at this time to have an audit committee. The Board of Directors performs the same functions as an audit committee. The Board of Directors in performing its functions as an audit committee has determined that Martin Sergi, our CFO, would qualify as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

                                                   SUMMARY COMPENSATION TABLE
                                                                   Non-Equity   Nonqualified
                                                  Stock    Option Incentive Plan   Deferred     All Other
Name and                Period   Salary    Bonus  Awards  Awards  Compensation  Compensation Compensation  Total
Principal Position       Ended     ($)      ($)    ($)     ($)        ($)           ($)           ($)       ($)
----------------------------------------------------------------------------------------------------------------
Antonio Care
President & PEO        9/30/2010   -0-      -0-    -0-     -0-        -0-           -0-           -0-       -0-
Marco Alfonsi
COO                    9/30/2010   -0-      -0-    -0-     -0-        -0-           -0-           -0-       -0-
Antonio Care
President & PEO       12/31/2009   -0-      -0-    -0-     -0-        -0-           -0-           -0-       -0-
Jacqueline Danforth
PFO & Secretary       12/31/2009   -0-      -0-    500     -0-        -0-           -0-           -0-       500
----------------------------------------------------------------------------------------------------------------

                                       19
--------------------------------------------------------------------------------

Jacqueline Danforth the Company's prior CFO received a total of 50,000 shares at a deemed price of $0.01 per share for her services as Chief Financial Officer during fiscal 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no stock options granted during the fiscal year ended September 30, 2010. The Company presently has no stock option or stock award plans.

                             DIRECTOR COMPENSATION
--------------------------------------------------------------------------------------------------------------
Name                  Fees
                     Earned                                             Nonqualified
                       or                              Non-Equity         Deferred
                    Paid in     Stock      Option    Incentive Plan     Compensation       All Other
                      Cash      Awards     Awards     Compensation         Earnings       Compensation   Total
                      ($)        ($)        ($)           ($)                ($)               ($)        ($)
--------------------------------------------------------------------------------------------------------------

Antonio Care          -0-        -0-        -0-           -0-                -0-               -0-        -0-
--------------------------------------------------------------------------------------------------------------

Marco Alfonsi         -0-        -0-        -0-           -0-                -0-               -0-        -0-
--------------------------------------------------------------------------------------------------------------

Martin Sergi          -0-        -0-        -0-           -0-                -0-               -0-        -0-
--------------------------------------------------------------------------------------------------------------

The Company has made no contractual arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf.

COMPENSATION COMMITTEE

We do not currently have a compensation committee. The Company's Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company's Principal Executive Officer. For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth information, as of February 11, 2011, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.



















                                       20
--------------------------------------------------------------------------------

TITLE OF              NAME AND ADDRESS OF BENEFICIAL   AMOUNT AND NATURE OF BENEFICIAL OWNER     PERCENT OF
CLASS                               OWNER                                                         CLASS (1)
-----------------------------------------------------------------------------------------------------------

Common               Bello Investments Ltd.             570,000 common shares held directly          6.4%
                     P.O. Box 7768 Banklane
                     Nassau, Bahamas
Common               Bic International Ltd.             525,000 common shares held directly          5.9%
                     Cor 12 Bayment Ave & Calle Al Mar,
                     Belize City, Belize
Common               Antonio Care                       500,000 common shares held directly          5.6%
                     3886 Avenue des Generaux
                     Laval, Quebec H7E 5K7
Common               Maria Stella Care(2)               550,000 common shares held directly          6.2%
                     6349 Chartrand Street
                     Montreal, North Quebec
Common               Bruna Care(2)                      550,000 common shares held directly          6.2%
                     6349 Chartrand Street
                     Montreal, North Quebec
Common               Cede & Co(2)                       588,120 common shares held directly          6.6%
                     P.O. Box 222 Bowling Green Station,
                     New York NY 10274
Common               Crisis Management Inc.             550,000 common shares held directly          6.2%
                     Cor 12 Bayment Ave & Calle Al Mar,
                     Belize City, Belize
Common               Harmony International Ltd.         570,000 common shares held directly          6.4%
                     P.O. Box 7768 Banklane
                     Nassau, Bahamas
Common               Pina Dicesare                      1,000,000 common shares held directly       11.2%
                     3886 Avenue des Generaux
                     Laval, Quebec H7E 5K7
--------------------------------------------------------------------------------

(1) Based on 9,093,185 shares of common stock issued and outstanding. (2) Maria Stella Care, and Bruna Care, stockholders of the Company, are the sisters and brother of Antonio Care, who is an officer and director of the

Company. Pina Discesare is the wife of Mr. Care. Mr. Care disclaims any beneficial ownership.

(3) Cede & Co. holds the shares, the Company has no knowledge of whether any of the respective shareholders holding shares under Cede & Co. are more than 5% shareholders of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information, as of February 11, 2011, with respect to the beneficial ownership of the Company's common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF              NAME OF BENEFICIAL OWNER         AMOUNT AND NATURE OF BENEFICIAL OWNER      PERCENT OF
CLASS                                                                                             CLASS (1)
--------------------------------------------------------------------------------

Common                Antonio Care                             500,000 held directly                 5.6%

Common                Marco Alfonsi                           No shares held directly                 0%

Common                Martin Sergi                            No shares held directly                 0%
--------------------------------------------------------------------------------

COMMON                ALL OFFICERS AND DIRECTORS AS A          550,000 COMMON SHARES                 5.6%
                      GROUP
================================================================================

(1) Based on 9,093,185 shares of common stock issued and outstanding.

                                       21
--------------------------------------------------------------------------------

CHANGES IN CONTROL

None.

ITEM   13.   CERTAIN   RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

PROMOTERS AND CERTAIN CONTROL PERSONS

None

PARENTS

There are no parents of the Company

DIRECTOR INDEPENDENCE

As of the date of this Annual Report, we have no independent director.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1. the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity's consolidated gross revenues; 2. the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;

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

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director's business and other relationships with the Company, its affiliates and senior management.

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




                                       22
--------------------------------------------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the nine months ended September 30, 2010 and the year ended December 31, 2009:

-----------------------------------------------------------------------------------------------------------
SERVICES                                   SEPTEMBER 30, 2010                      DECEMBER 31, 2009
                                                   $                                       $
-----------------------------------------------------------------------------------------------------------
Audit fees                                       13,000                                  13,000
-----------------------------------------------------------------------------------------------------------
Audit related fees                                 0                                       0
-----------------------------------------------------------------------------------------------------------
Tax fees                                          750                                     750
-----------------------------------------------------------------------------------------------------------
TOTAL FEES                                       13,750                                  13,250
-----------------------------------------------------------------------------------------------------------

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company's subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The following financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

-----------------------------------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                                      F-3
-----------------------------------------------------------------------------------------------------------
Balance Sheets                                                                               F-4
-----------------------------------------------------------------------------------------------------------
Statements of Operations and Comprehensive Loss                                              F-5
-----------------------------------------------------------------------------------------------------------
Statement of Changes in Stockholders' Deficiency                                             F-6 and F-7
-----------------------------------------------------------------------------------------------------------
Statements of Cash Flows                                                                     F-8
-----------------------------------------------------------------------------------------------------------
Notes to the Financial Statements                                                            F-9 to F-15
-----------------------------------------------------------------------------------------------------------

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes there to.



















                                       23
--------------------------------------------------------------------------------

EXHIBITS
NUMBER         EXHIBIT                                 REFERENCE
------------------------------------------------------------------------------------------------------------------------------------
3.1            Articles of Incorporation and           Incorporated by reference to the Exhibits previously filed with the Company's
               Amendments                              Current Report on Form 10SB12G filed with the Securities and Exchange
                                                       Commission on Dec. 1, 1999
3.1.2          Amended  and  Restated  Articles  of    Incorporated  by reference to the Exhibits  previously filed  with the
               Incorporation                           Company's Current Report on Form 10-KSB filed with the Securities and
                                                       Exchange Commission on July 22, 2003
3.1.3          Certificate  of  Amendment to Articles  Incorporated by reference to the Exhibits  previously  filed with the
               of Incorporation                        Company's Current Report on Form 10-KSB filed with the Securities and
                                                       Exchange Commission on April 15, 2008
3.1.4          Certificate of Change                   Incorporated by reference to the Exhibits previously filed with the
                                                       Company's Current Report on Form 10-KSB filed with the Securities and
                                                       Exchange Commission on April 15, 2008
3.2            Bylaws                                  Incorporated by reference to the Exhibits previously filed with the
                                                       Company's Current Report on Form 10SB12G filed with the Securities and
                                                       Exchange Commission on Dec. 1, 1999
3.2.1          Amended and Restated Bylaws             Incorporated by reference to the Exhibits previously filed with the
                                                       Company's Form 10-KSB filed with the Securities and Exchange Commission on
                                                       April 2, 2007
10.1           Divestiture Agreement between IVision   Incorporated by reference to the Exhibits previously filed with the
               Group Ltd. and Crisis Management Inc.   Company's Form 10-QSB filed with the Securities and Exchange Commission on
                                                       October 30, 2006.
31.1           Section 302 Certification - Principal   Filed herewith
               Executive Officer
31.2           Section 302 Certification - Principal   Filed herewith
               Financial Officer
32.1           Certification Pursuant to 18 U.S.C.     Filed herewith
               Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act
               of 2002
32.2           Certification Pursuant to 18 U.S.C.     Filed herewith
               Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act
               of 2002
====================================================================================================================================

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:    /s/ Antonio Care
Name:  Antonio Care
Title: President, Principal Executive Officer and Member of the Board of
       Directors
Date:  February 17, 2011

By:    /s/ Martin Sergi
Name:  Martin Sergi
Title: Principal Financial Officer, Secretary, Treasurer and Member of the Board
       of Directors
Date:  February 17, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:     /s/ Antonio Care
Name:   Antonio Care
Title:  President, Principal Executive Officer and Member of the Board of
        Directors
Date:   February 17, 2011

By:     /s/ Martin Sergi
Name:   Martin Sergi
Title:  Principal Financial Officer and Member of the Board of Directors
Date:   February 17, 2011

By:    /s/ Marco Alfonsi
Name:  Marco Alfonsi
Title: Chief Operating Officer and Member of the Board of Directors
Date:  February 17, 2011
                                       24
--------------------------------------------------------------------------------

                     RULE 13A-14(A)/15D-14(A) CERTIFICATION

I, Antonio Care, certify that:

(1) I have reviewed this annual report on Form 10-K of Tire International Environmental Solutions Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 21, 2011                       By: /s/ Antonio Care
=======================                       ==================================
                                              Name: Antonio Care
                                              Title: Principal Executive Officer












                                       26
--------------------------------------------------------------------------------

                     RULE 13A-14(A)/15D-14(A) CERTIFICATION

I, Martin Sergi, certify that:

(1) I have reviewed this annual report on Form 10-K of Tire International Environmental Solutions Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 21, 2011                       By: /s/ Martin Sergi
=======================                       ==================================
                                              Name: Martin Sergi
                                              Title: Principal Financial Officer












                                       26
--------------------------------------------------------------------------------

                                   EXHIBIT 32

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Tire International Environmental Solutions Inc. (the "Company") on Form 10-K for the year ending September 30,
2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Antonio Care, as Principal Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 21, 2011                      By:     /s/ Antonio Care
                                                     ---------------------------
                                             Name:   Antonio Care
                                             Title:  Principal Executive Officer

A signed original of this written statement required by Section 1350 of Title 18 of the United States Code has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished as an exhibit to the Report pursuant to Item 601(b)(32) of Regulation S-K and Section 1350 of Title 18 of the United States Code and, accordingly, is not being filed with the Securities and Exchange Commission as part of the Report and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report, irrespective of any general incorporation language contained in such filing.)


































                                       27
--------------------------------------------------------------------------------

                                   EXHIBIT 32

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Tire International Environmental Solutions Inc. (the "Company") on Form 10-K for the year ending September 30,
2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jacqueline Danforth, as Principal Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 21, 2011                        By:   /s/ Martin Sergi
                                                     ---------------------------
                                               Name: Martin Sergi
                                               Title:Principal Financial Officer


A signed original of this written statement required by Section 1350 of Title 18 of the United States Code has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished as an exhibit to the Report pursuant to Item 601(b)(32) of Regulation S-K and Section 1350 of Title 18 of the United States Code and, accordingly, is not being filed with the Securities and Exchange Commission as part of the Report and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report, irrespective of any general incorporation language contained in such filing.)



































                                       28
--------------------------------------------------------------------------------