Form 10-Q
period 2010-12-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2011-04-11
CIK 1099332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended DECEMBER 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to __________

                                   000-28323
                             Commission File Number

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                          98-0368586
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

64 DIVISION AVE. SUITE 106, LEVITTOWN, NY                  11756-2999
 (Address of principal executive offices)                  (Zip Code)

                                 (516) 605-0388
              (Registrant's telephone number, including area code)


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

                                                                 Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

            9,093,185 COMMON SHARES OUTSTANDING AS OF MARCH 31, 2011
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                               TABLE OF CONTENTS


                                                                          Page
                                                                       ---------
                        PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements                                          4

Item  2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           18


Item 3.       Quantitative and Qualitative Disclosures About Market
              Risk                                                          23

Item 4T.      Controls and Procedures                                       23

                        PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                             23

Item 1A.      Risk Factors                                                  23

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds   23

Item 3.       Defaults Upon Senior Securities                               24

Item 4.       Removed and Reserved                                          24

Item 5.       Other Information                                             24

Item 6.       Exhibits                                                      25

              Signatures                                                    25

                                     PART I

ITEM 1.          FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the nine months ended September 30, 2010.




                                                                          Page
                                                                       ---------

Interim Financial Statements                                               4

Interim Balance Sheets                                                     5

Interim Statements of Operations                                           6

Interim Statements of Cash Flows                                           7

Notes to Interim Financial Statements                                      8

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                            (Stated in U.S. Dollars)
                             ----------------------

                                                                     December 31,           September 30,
                                                                         2010                    2010
                                                                    ----------------       -----------------
                           ASSETS                                       (Unaudited)
Current Assets
   Cash                                                          $              673     $            10,448
    Prepaid Expenses                                                          2,400                       -
                                                                 -------------------    --------------------

TOTAL ASSETS                                                     $            3,073     $            10,448
                                                                 ===================    ====================

           LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued liabilities                      $           80,666     $            71,613
     Accounts payable - related parties                                      16,401                  24,880
     Accrued payroll                                                         22,500                       -
   Loan payable - related parties                                           149,394                  51,023
     Convertible notes - related party                                      285,096                 161,956
                                                                 -------------------    --------------------
TOTAL CURRENT LIABILITIES                                                   554,057                 309,472


STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value
     1,000,000 shares authorized, none issued                                     -                       -
Common Stock
   $0.001 par value, authorized 100,000,000 shares
    Issued and outstanding 9,093,185 shares at December
    31, 2010 and 8,930,185 shares at September 30, 2010                       9,093                   8,930
Additional paid in capital                                                3,830,134               3,797,697
Accumulated deficit during the development stage                        (4,390,211)             (4,105,651)
                                                                 -------------------    --------------------
TOTAL STOCKHOLDERS' DEFICIT                                               (550,984)               (299,024)
                                                                 -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $            3,073     $            10,448
                                                                 ===================    ====================



             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
           For the three months ended December 31, 2010 and 2009 and
   for the period December 15, 1998 (Date of Inception) to December 31, 2010
                                  (Unaudited)
                            (Stated in U.S. Dollars)
                             ----------------------

                                                                                                     December 15, 1998
                                                               Three months                         (Date of Inception)
                                                            Ended December 31,                              to
                                                            2010           2009                      December 31, 2010
                                                        ------------    -----------                --------------------

  REVENUE

                                                     $            -   $          -               $                   -

  EXPENSES
  General and administrative                                  9,387            187                           1,055,886
  Professional fees                                          23,939          8,185                              76,517
  Salaries and consulting                                   126,500            610                             198,268
                                                        ------------    -----------                --------------------

  NET INCOME (LOSS) FROM OPERATIONS                        (159,826)        (8,982)                         (1,330,671)

  OTHER INCOME AND EXPENSES
  Interest expense                                         (124,735)        (4,649)                           (307,304)
                                                        ------------    -----------                --------------------
                                                           (124,735)        (4,649)                           (307,304)
  Income( tax) benefit                                            -              -                               2,235
                                                        ------------    -----------                --------------------
  Net income (loss) before discontinued operations         (284,561)       (13,631)                         (1,635,740)
  Discontinued operations of subsidiary                           -              -                          (2,754,471)
                                                        ------------    -----------                --------------------
  NET LOSS                                           $     (284,561)  $    (13,631)              $          (4,390,211)
                                                        ============    ===========                ====================

  BASIC AND DILUTED LOSS PER SHARE                   $        (0.03)  $      (0.00)
                                                        ============    ===========

  Basic and diluted weighted average number of
  shares                                                  8,983,337      8,930,185
                                                        ============    ===========



             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
           For the three months ended December 31, 2010 and 2009 and
   for the period December 15, 1998 (Date of Inception) to December 31, 2010
                                  (Unaudited)
                            (Stated in U.S. Dollars)
                             ----------------------

                                                                                                             December 15, 1998
                                                                          Three months ended                (Date of Inception)
                                                                             December 31,                   To December 31, 2010
                                                                       2010               2009
                                                                    ------------       -----------        ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss for the period                                       $     (284,561)     $    (13,631)     $               (1,635,740)
Adjustment to reconcile net loss to cash used in
operating activities
     Consulting fees settled with stock                                  24,000                 -                          32,250
   Expenses paid with stock                                               8,600                 -                          67,805
    Stock-based compensation on consulting services                           -                 -                           4,054
    Amortization of convertible notes discount                          111,973                                           259,242
     Imputed interest on the promissory notes                            11,167                 -                          27,408
Changes in assets and liabilities:
Prepaid expenses                                                         (2,400)                                           (2,400)
Accounts payable and accrued liabilities                                 31,554             5,856                         101,613
Accounts payable - related parties                                       (8,479)                -                          16,401
                                                                 ---------------    --------------    ----------------------------
Cash used in operating activities - continued operations               (108,146)           (7,775)                     (1,129,367)
Cash used in operating activities - discontinued operations                   -                 -                      (1,977,551)

                                                                 ---------------    --------------    ----------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                            (108,146)           (7,775)                     (3,106,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - continued operations                      -                 -                              -
Cash used in investing activities - discontinued operations                   -                 -                        (708,390)
                                                                 ---------------    --------------    ----------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   -                 -                        (708,390)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related parties loan payable                          98,371             7,775                         592,418
     Proceeds from issuance of common stock                                   -                 -                       3,359,549
                                                                 ---------------    --------------    ----------------------------
Cash provided by financing activities - continued operations             98,371             7,775                       3,951,967
Cash used in financing activities - discontinued operations                   -                 -                        (135,986)
                                                                 ---------------    --------------    ----------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                              98,371             7,775                       3,815,981

Net increase (decrease) in cash and cash equivalents                     (9,775)                -                             673
Cash and cash equivalents at beginning of period                         10,448                 -                               -
                                                                 ---------------    --------------    ----------------------------
Cash and cash equivalents at end of period                       $          673     $           -      $                      673
                                                                 ===============    ==============    ============================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for
   Interest                                                      $            -     $           -      $                   21,981
                                                                 ===============    ==============    ============================
   Income taxes                                                  $            -     $           -      $                        -
                                                                 ===============    ==============    ============================

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:
   Convert loan payable - related parties to convertible notes   $            -     $           -      $                  443,024
                                                                 ===============    ==============    ============================



             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
                                  (Unaudited)

NOTE 1- BASIS OF PRESENTATION

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

      The financial statements shown in this report include the accounts of the Company as outlined in the notes above. These financial statements are presented from the inception date of December 15, 1998 which was the date of incorporation of I Vision U.S.A, Inc. as this company was the last operating entity.

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
                                  (Unaudited)

      On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, finical media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK: (i) will be paid a retainer fee per month; (ii) will be paid a one-time cash setup fee of $2,000; and HAWK will accept as payment per month for their retainer fee the following: (i) $2,000 in cash payment and (ii) 6,000 shares of restricted Rule 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 in cash and issued a total of 18,000 shares of restricted common stock of the Company for cash consideration valued at $3,600.

      On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ( "AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private and public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, AQUILINE: (i) will be paid a retainer fee of $50,000 per month; and (ii) will issue a total of 120,000 shares of restricted common stock of the Company per quarter. The term of the contract began on December 1, 2010 and ending December 15, 2010 when services were minimized from December 18, 2010 and resumed on January 3, 2011 in observation of national holidays. The contract will continue and renew quarterly until terminated in accordance with certain terms. On December 1, 2010 the Company paid $50,000 in cash and issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance. The shares issued were valued at $24,000.

      On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and as a payment in lieu of cash issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company. The shares issued were valued at $5,000.

      The Company has been seeking acquisitions since it discontinued operations. During 2010 the Company determined it would focus its effort in the tire recycling and recycled rubber finished product manufacturing industry. The Company has taken several steps to further this business objective including signing a purchase agreement to acquire all of the equity securities of Tonmik Import Export Solutions, Inc., a manufacturer of recycled rubber finished products in China for sale to big box retailers further described in Note 8 and signing a Joint Venture
      Agreement with an Italian manufacturer of tire recycling and recycled rubber molding equipment further described in Note 8. The Company has also retained the services of Guggenheim Securities, LLC as described in Note 8 to assist it in evaluating facilities in New Jersey, Pennsylvania and South Carolina for locating its new business venture and in raising debt and equity financing for the selected facility. The Company ended its consulting services arrangements with three prior advisors to work exclusively with Guggenheim and to focus on the current opportunities and as a result has in the three months ended December 31, 2010 expensed $99,000 in consulting fees.

      The Company as of December 31, 2010 is an inactive shell company, but will become an operating company upon the completion of the Tonmik acquisition or the commencement of operations in New Jersey, Pennsylvania or South Carolina.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
                                  (Unaudited)


b)    Basis of presentation

      On November 3, 2010, the Board of Directors of the Company, by quorum, approved a change of the fiscal year end from December 31 to September 30 effective as of November 3, 2010. The change was made to align its fiscal periods more closely with the seasonality of its business and improve comparability with industry peers.

c)    Going Concern

      As of December 31, 2010, the Company has an accumulated deficit of $4,390,211 and remains in the development stage due to its lack of business operations. The Company has entered into a Joint Venture agreement and a Purchase Agreement to acquire Tonmik Import Export Solutions, Inc. The Company has decided to pursue the development of a fully integrated tire recycling and recycled rubber finished product manufacturing business. It will need to raise substantial capital to pursue its business plan, complete its joint venture agreement and the acquisition of Tonmik. At the time of this report no capital has been raised for operations. These factors create an uncertainty about the Company's ability to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Revenue Recognition

            Revenues are recognized in accordance with applicable accounting standards under which product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
                                  (Unaudited)

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

      j)    Advertising Costs

            The Company recognizes advertising expense on the cost of communication advertising in the period in which the advertising space or airtime is used. There were no advertising costs for the three months ended December 31, 2010 and 2009.

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
                                  (Unaudited)

NOTE 3 - NEW ACCOUNTING STANDARDS

Recent Accounting Pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business.

NOTE 4 - RELATED PARTIES TRANSACTIONS

I.    Stockholder loans:

      On June 12, 2010, pursuant to a letter of default on accounts payable owed to a Director and Officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note ('Note") dated June 1, 2010 and due on May 31, 2011. The conversion price of the Note is $0.01. As of June 12, 2010, using the guidance provided in ASC 470-20-25, we evaluated the Note and concluded that the convertible promissory note has an embedded beneficial conversion feature. The embedded beneficial conversion feature was valued and had been recognized as additional paid-in-capital by allocating a portion of the proceeds equal to the intrinsic value of the feature. The resulting discount on the Note is amortized to interest expense using the effective interest method over the life of the Note.

      The carrying value and terms of the Note is as following:


                                                              December 31, 2010
          Face value due May 31, 2011                      $            443,024
          Less: Unamortized discount                                   (183,782)
                                                          ----------------------
          Carrying value:                                  $            259,242

      During the three months ended December 31, 2010, the Company accrued interest of $25,854 related to the Note. An amount of $285,096 is reflected on the Company's balance sheets as Convertible note - related parties including the carrying value of $259,242 disclosed above, as well as accrued interest to December 31, 2010 totaling $25,854.

      As of December 31, 2010 Mr. Antonio Care, an officer and Director of the Company, had outstanding loans to the Company in the amount of $40,023. The loans bear 10% interest and are due on demand. As of December 31, 2010, the Company accrued interest in the amount of $2,432.

      During the three months ended December 31, 2010, the Company received operating funds from two of our shareholders in the amount of $76,191 creating a balance of loan at December 31, 2010 of $87,191. The loans bear 10% interest and are due on demand. As of December 31, 2010, the Company accrued interest in the amount of $722. During the three month period ended December 31, 2010, the Company paid the principal in the amount of $10,000.

      During December 31, 2010, the Company received operating funds from Tonmik which is wholly owned by Antonio Care, the Company's Chief Executive Officer in the amount of $22,180. The loans bear 10% interest and are due on demand.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
                                  (Unaudited)

NOTE 4 - RELATED PARTIES TRANSACTIONS (CONTINUED)

II.   Consulting Services and Employment Contacts

      On April 16, 2010, Mr. Dean Petkanas joined the Board of Directors of the Company and on June 11, 2010, Mr. Dean Petkanas was appointed Interim Chief Operating Officer and Acting Chief Financial Officer of the Company.

      During the two month period from April 1, 2010 to June 1, 2010, Mr. Petkanas invoiced, and was paid, consulting fees by the Company in the amount of $10,000 and 150,000 unregistered non-qualifying common stock options that can be exercised during the next 5 years at $.30 per share.

      On June 12, 2010, the Company entered into an engagement agreement (the "Engagement") with Mr. Petkanas. This Engagement became effective on June 1, 2010 and expired on September 30, 2010.

      On December 8, 2010, Mr. Dean Petkanas, Interim Chief Operating Officer and Acting Chief Financial Officer of the Company, informed the Board of Directors of the Company that he was resigning. As part of a settlement Mr. Petkanas received from the Company $15,453 comprised of consulting fees of $15,000 owed to him pursuant to his contract and reimbursed expense in the amount of $453.

      On December 1, 2010, the Company entered into an employment agreement with Mr. Antonio Care, a Chief Executive Officer of the Company. In consideration of his performance of duties and responsibilities, the Company will pay Mr. Care a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
                                  (Unaudited)

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

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc.(the "HAWK), an investor relations and consulting firm. HAWK will provide investor relations, finical media relations and other appropriate consulting and advisory services. In consideration for such services, the Company: (i) will be paid a retainer fee per month; (ii) will be paid a one-time cash setup fee of $2,000; and HAWK will accept payment of the monthly retainer fee as follows: (i) $2,000 in cash payment and (ii) 6,000 shares of restricted 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 in cash and issued a total of 18,000 shares of restricted common stock of the Company for cash consideration valued at $3,600.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ("AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private & public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services,
AQUILINE: (i) will be paid a retainer fee of $50,000 per month; and (ii) be issued a total of 120,000 shares of restricted common stock of the Company per quarter. The term of the contract began on December 1, 2010 and ending December 15, 2010 when services was minimized from December 18, 2010 and resumed on January 3, 2011 in observation of national holidays. The contract was to continue and renew quarterly until terminated in accordance with certain terms. On December 1, 2010 the Company paid $50,000 in cash and issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance. The shares issued were valued at $24,000.

On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and as a payment in lieu of cash issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company. The shares issued were valued at $5,000.

As of September 30, 2010 and December 31, 2010 the Company had 8,930,185 and 9,093,185 shares of common stock outstanding, respectively.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
NOTE 6 - STOCK OPTION

As discussed in Note 4 above, effective June 1, 2010, the Company granted One Hundred and Fifty Thousand (150,000) shares of common stock of the Company with exercise price equal to Thirty cents ($.30) per common shares and expiring in five (5) years from the date of issue of the Agreement. Under ASC 718, the grant date fair value of the options, which has been determined based upon the value of the Company's shares on the grant date using the Black Sholes method and which was expensed. The Company has recognized stock-based expense as consulting fee of $4,054 with respect to the vested portion at September 30, 2010.

The following table summarized information on the Company's option:

                                                                                           Weighted Average
                                                                     Number             Granted Date Fair Value
      Unvested, at December 31, 2009                                      -      $                            -
      Granted                                                       150,000                                0.03
      Vested                                                        150,000
                                                                 -----------        ----------------------------
      Unvested, at September 30, 2010                                     -      $                            -
                                                                 ===========        ============================

NOTE 7 - INCOME TAXES

No provision was made for federal income tax, since the Company had a significant net operating loss. Net operating loss carryforwards may be used to reduce taxable income through the year 2030. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more change in the ownership of the Company's stock, and may be subject to other limitations under the Internal Revenue Code. The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below for the years ended September 30, 2010 and December 31, 2009:

                                                             December 31,          September 30,
                                                                 2010                  2010

      Deferred tax asset                                $           324,805      $      264,399

      Less: valuation allowance                                    (324,805)           (264,399)
                                                           -----------------        ------------
      Net deferred tax assets                           $                 -      $            -
                                                           =================        ============


The net operating loss carryforward as of September 30, 2010 for federal and state income tax purposes was approximately $755,425. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended September 30, 2010 was $88,795 and for the three months ended December 31, 2010 was $60,406. The figures reflect those of the Company only, as all subsidiaries are now divested.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
                                  (Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the "Agreement") with Tires SpA. ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment of 11,100,000 Euro ($14,476,000 million USD), of which 7,700,000 Euro ($10,041,900 USD) is to be paid by way of cash and the remaining balance of 3,400,000 Euro shall be paid via the issuance of common shares of the Company. For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD. The parties have further agreed to issue the shares at a deemed price of $0.50 per share. Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to TIRES. The payment schedule was as follows:

      o 1,000,000 Euro ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010, on the same date of the delivery of the first module of the "Refiner Full" plant;
      o 1,000,000 Euro ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the "Refiner Full" plant;
      o 1,000,000 Euro ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010, on the same date of delivery of the third module of the "Refiner Full" plant;
      o Euro 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the "Refiner Full" plant;
      o 925,000 Euro ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the "Quadruple Rubber Tiles" plant;
      o 925,000 Euro ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the "Quadruple Rubber Tiles" plant;
      o 925,000 Euro ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the "Quadruple Rubber Tiles" plant;
      o 925,000 Euro ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth and last module of the "Quadruple Rubber Tiles" plant;

Upon the issuance of the first shares to TIRES, TIRES shall have the right to appoint a representative to the Board of Directors of the Company.

According to the agreement between the parties, if the initial payment was not made by July 30, 2010, the contract will be null and void. The Company negotiated with several potential funders but was not be able to make the payment date of July 30, 2010. Currently, there is an amended agreement extending the payment date to June 16, 2011.

NOTE 9 - RECLASSIFICATION

During the three months ended December 31, 2010, the Company reclassified certain items on the financial statements in the column showing December 15, 1998 (Date of Inception) to December 31, 2010 to conform to the presentation in the December 31, 2010 financial statements.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2010
                                  (Unaudited)
NOTE 10 - SUBSEQUENT EVENTS

On January 10, 2011 the Company terminated its relationship with Aquiline due to Aquiline's failure to perform the required consulting services under the consulting services agreement. The Company expensed $74,000 during the three months ended December 31, 2010 as a result of the termination. The Company will pursue recovery of payments and stock issued to Aquiline due to lack of performance.

On January 18, 2011 the Company completed a Purchase Agreement with Antonio Care, the Company's Chief Executive Officer. Under the Agreement, the Company is acquiring all of the outstanding stock of Tonmik Import/Export Solutions, Inc ("Tonmik") in exchange for the Company's $1.7 million cash flow note. Tonmik is a Montreal based distributor of recycled rubber products to big box retailers that are currently manufactured using purchased recycled crumb rubber at its facility in China. Tonmik has been operating its Chinese manufacturing facility for 6 years. The Company expects to develop a fully integrated scrap-tire-to-finished product business capitalizing on the consumer demand for Tonmik finished product order flow that could not be met with the Tonmik Chinese facilities. The note is payable in quarterly installments of interest at 10% per annum and principal to the extent of 50% of Tonmik's free cash flow after all of its operating, debt and any new equipment costs are satisfied with a final installment due on December 31, 2015. The purchase of the Tonmik shares will be completed upon the delivery of the Tonmik December 31, 2010 audited financial statements, certificates of corporate good standing and the delivery of all of the Tonmik shares. Upon completion of the acquisition of Tonmik the Company will become an operating company. Tonmik reported unaudited operating results for the nine months ended September 30, 2010 of $2.7 million in revenue and $442,000 in Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and audited operating results of $1.1 million in revenue and $207,000 in EBITDA is for year ended December 31, 2009.

On February 10, 2011 the Company completed an Investment Banking Engagement Agreement with Stone & Youngberg, LLC ("Stone"). Under the Agreement, the Company has retained Stone to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Stone of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. On March 31, 2011 the Company terminated this agreement to sign a similar agreement with another Investment Banker.

On March 17, 2011 the Company completed an Investment Banking Engagement Agreement with Guggenheim Securities, LLC ("Guggenheim"). Under the Agreement, the Company has retained Guggenheim to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Guggenheim of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. The debt financing may qualify for tax exempt status in the Project state. The Company is evaluating proposed Projects with Guggenheim in New Jersey, Pennsylvania and South Carolina to determine the most suitable host facility for the Company's tire recycling and finished product manufacturing business. The Company, as part of the Project, is arranging for $10 million in new equity capital to support the debt financing. The Company will also pay Guggenheim for expenses incurred under the Agreement.

On March 31, 2011 the Company terminated a December 14, 2010 Financial Advisory and Investment Banking Engagement Agreement with CIM Securities, LLC of Centennial, Colorado ("CIM"). Under the agreement, the Company had retained CIM to provide the Company financial advisory services in its effort to raise capital, identify Merger and Acquisition targets and negotiate license agreements. Compensation under the agreement was based on the successful completion by the Company of privately placed capital financings, mergers, acquisitions or licensing agreements for which CIM provided financial advisory services. The Company has paid CIM a non-refundable deposit of $25,000 against fees and expenses incurred under the agreement. The deposit was expensed during the three months ended December 31, 2010.

The Company has evaluated subsequent events from the balance sheet date through the date of issue of these financial statements and has determined there are no additional events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

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

As used in this current report and unless otherwise indicated, the terms "we", "us", the "Company" and "Tire" refer to Tire International Environmental Solutions Inc.

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

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, finical media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK: (i) will be paid a retainer fee per month; (ii) will be paid a one-time cash setup fee of $2,000; and HAWK will accept payment of the monthly retainer fee as follows: (i) $2,000 in cash payment and (ii) 6,000 shares of restricted Rule 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 in cash and issued a total of 18,000 shares of restricted common stock of the Company for cash consideration valued at $3,600.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ("AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private & public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services,
AQUILINE: (i) was to be paid a retainer fee of $50,000 per month; and (ii) was to be issued a total of 120,000 shares of restricted common stock of the Company per quarter. The term of the contract began on December 1, 2010 and ending December 15, 2010 when services were minimized from December 18, 2010 and resumed on January 3, 2011 in observation of national holidays. The contract was to continue and renew quarterly until terminated in accordance with certain terms. On December 1, 2010 the Company paid $50,000 in cash and issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance.

On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and as a payment in lieu of cash issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company.

The  Company  has  been  seeking  acquisitions since it discontinued operations.
During 2010 the Company determined it would focus its effort in the tire recycling and recycled rubber finished product manufacturing industry. The Company has taken several steps to further this business objective including signing a purchase agreement to acquire all of the equity securities of Tonmik Import Export Solutions, Inc., a manufacturer of recycled rubber finished products in China for sale to big box retailers and signing a Joint Venture Agreement with an Italian manufacturer of tire recycling and recycled rubber molding equipment. The Company has also retained the services of Guggenheim Securities, LLC as to assist it in evaluating facilities in New Jersey, Pennsylvania and South Carolina for locating its new business venture and in raising debt and equity financing for the selected facility. The Company ended its consulting services arrangements with three prior advisors to work exclusively with Guggenheim and to focus on the current opportunities and as a result has in the three months ended December 31, 2010 expensed $99,000 in consulting fees.

The Company as of December 31, 2010 is an inactive shell company, but will become an operating company upon the completion of the Tonmik acquisition or the commencement of operations in New Jersey, Pennsylvania or South Carolina.

During the period covered by this report, the Company determined to seek opportunities in the tire recycling business, having identified a technology that management believes is the next generation of tire recycling equipment for removal of harmful waste tire stockpiles and the production of finely crafted value added products, both of which are much needed in the fast growing green technology and tire recycling industry. In furtherance of this business decision, the Company has entered into a Joint Venture Agreement (the "Agreement") with TIRES SpA ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the "Agreement") with Tires SpA ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment of 11,100,000 Euro ($14,476,000 million
USD), of which 7,700,000 Euro ($10,041,900 USD) is to be paid by way of cash and the remaining balance of 3,400,000 Euro shall be paid via the issuance of common shares of the Company. For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD. The parties have further agreed to issue the shares at a deemed price of $0.50 per share. Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to TIRES. The payment schedule is as follows:

      o 1,000,000 Euro ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010, on the same date of the delivery of the first module of the "Refiner Full" plant;
      o 1,000,000 Euro ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the "Refiner Full" plant;
      o 1,000,000 Euro ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010, on the same date of delivery of the third module of the "Refiner Full" plant;
      o 1,000,000 Euro ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the "Refiner Full" plant;
      o 925,000 Euro ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the "Quadruple Rubber Tiles" plant;
      o 925,000 Euro ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the "Quadruple Rubber Tiles" plant;
      o 925,000 Euro ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the "Quadruple Rubber Tiles" plant;
      o 925,000 Euro ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth and last module of the "Quadruple Rubber Tiles" plant;

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

According to the agreement between the parties, if the initial payment is not made by July 30, 2010, the contract will be null and void. The Company negotiated with several potential funders but was not be able to make the payment on July 30, 2010. Currently, there is a verbal agreement to extend the payment date to June 16, 2011.

The Company will be seeking land on which to construct the plant as required under the agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, the Company had limited cash. Management estimates it will need $35,000,000 over the next nine month period to meet its current business plan and to close on the joint venture agreement. The funds will be expended as follows:

      o $30,000,000 to finalize the purchase or lease of land, building and improvements required to develop its the tire recycling and recycled rubber finished product manufacturing facility, equip the facility with the required recycling and manufacturing equipment which may include all cash payments to be made under the Joint Venture Agreement with TIRES and the costs of financing,
      o $5,000,000 for general working capital which will include as yet undetermined amount of management fees, general and administration expenses including legal, accounting and audit.

Management is currently attempting to raise funds by way of either equity or loans. The Company has entered into Investment Banking Agreements to assist in the raising of the required debt and equity.

On February 10, 2011 the Company completed an Investment Banking Engagement Agreement with Guggenheim Securities, LLC ("Guggenheim"). Under the Agreement, the Company has retained Guggenheim to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Stone of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. The debt financing may qualify for tax exempt status in the Project state. The Company is evaluating proposed Projects with Guggenheim in New Jersey, Pennsylvania and South Carolina to determine the most suitable host facility for the Company's tire recycling and finished product manufacturing business. The Company, as part of the Project, is arranging for $10 million in new equity capital to support the debt financing. The Company will also pay Guggenheim for expenses incurred under the Agreement.

At this time there are no commitments for funding and it cannot be known whether they will be successful in raising any funds to allow them to finalize the joint venture agreement and pursue their business plan. Should they not be successful, the Company would again be seeking acquisition opportunities and would revert back to shell company status. Management believes that the funds required to maintain minimal operations of regulatory filings will be available by way of loans from related parties, however, there is not a legal obligation for either management or stockholders to provide additional future funding. Should they fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison  of  the  three  month  periods ended December 31, 2010 and 2009:
The Company had no revenues for the three month periods ended December 31, 2010 and 2009.

Total expenses for the three month period ended December 31, 2010 were $159,826 as compared to $8,892 for the three months ended December 31, 2009. The increase in expenses was mainly related to an increase in salaries of $32,500 as executives have been brought into the company to focus on the development of the Company's proposed tire recycling and recycled rubber finished product manufacturing business and currently expensed consulting fees of $99,000 resulting from the termination of non performing investment banking consultants to allow the Company to work exclusively with Guggenheim Securities, LLC in analyzing proposed Projects in New Jersey, Pennsylvania and South Carolina and an increase in interest from $4,649 (2009) to $124,735 (2010) . The increase in interest was primarily due to the conversion of a non-interest bearing loan payable to a convertible promissory note bearing interest at 10% per annum. During the three months ended December 31, 2010 the interest charge associated with this convertible note included the amortization of $111,973 and accrued interest of $11,167. Additional accrued interest of $1,599 was recorded as a result of a series of related party loans from the Company's Chief Executive Officer and two shareholders. The Company expects to convert from shell status to an operating company during the current fiscal year as it enters the tire recycling and recycled rubber finished product manufacturing business, but will continue to incur losses during the start up and construction period of it new facilities through the year ended September 30, 2011.

Loss per share for the three months ended December 31, 2010 and 2009 was $.03 and $.00, respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, Tonmik, and Mr. Antonio Care entered into a settlement agreement with a company and Tonmik creditor requiring the Company, Tonmik and Mr. Care to pay $25,000 on or before March 15, 2011. As of March 31, 2011 $15,000 was paid and $10,000 remains outstanding. A judgment in Canada was entered against the Company, Tonmik and Mr. Care to record the obligations under the settlement.

The Company is not a party to any other legal proceedings and is not aware of any other pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, financial media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK: (i) will be paid a retainer fee of $8,000 per month; (ii) will be paid a one-time cash setup fee of $2,000; and HAWK will accept the monthly retainer fee as follows: (i) $2,000 in cash payment and (ii) 6,000 shares of restricted 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 in cash and issued a total of 18,000 shares of restricted common stock of the Company for cash consideration valued at $3,600.

On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and, as a payment in lieu of cash, issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ("AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private & public companies. AQUILINE is expected to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, the Company: (i) paid a retainer fee of $50,000; (ii) issued a total of 120,000 shares of restricted common stock of the Company per quarter; and (iii) the term of the contract shall be for the period beginning December 1, 2010 and ending December 15, 2010, services were minimized from December 18, 2010 and resumed January 3, 2011 in observation of national holidays. The contract shall continue and renew quarterly until terminated in accordance with certain terms. On December 1, the Company paid $50,000 in cash and issued a total of 120,000 shares of restricted common stock of the Company. This agreement was terminated by the Company for non-performance by AQUILINE on January 10, 2011.

On December 8, 2010, Mr. Dean Petkanas, Interim Chief Operating Officer and Acting Chief Financial Officer of the Company, informed the Board of Directors of the Company that he was resigning as Interim Chief Operating Officer and Acting Chief Financial Officer effective December 8, 2010 after the Board did not renew his agreement. As part of the settlement Mr. Petkanas received $15,452.71 with respect to the consulting fees of $15,000 owing to him pursuant to his contract and reimbursement expense in the amount of $452.71.

There were no other unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

------------------------------------------------------------------------------------------------------------------------
3.(i)    Certificate  of  Amendment to Articles of       Incorporated by reference to the Exhibits filed with the
         Incorporation                                   Company's Report on Form  10-KSB filed with the Securities and Exchange Commission on April 14, 2008.
------------------------------------------------------------------------------------------------------------------------
3.(ii)   Amended and Restated Bylaws                     Incorporated by reference to the Exhibits filed with the
                                                         Company's Report on Form 10-KSB  filed with the Securities and Exchange Commission on April 2, 2007.
------------------------------------------------------------------------------------------------------------------------
10.1     Joint Venture Agreement between the Company     Filed herewith
         and TIRES SpA dated June 16, 2010
------------------------------------------------------------------------------------------------------------------------
10.2     Convertible promissory note between the         Filed herewith
         Company and Antonio Care dated June 1, 2010
------------------------------------------------------------------------------------------------------------------------
10.3     Engagement agreement between the Company and    Filed herewith
         Dean Petkanas
------------------------------------------------------------------------------------------------------------------------
31.1     Section 302 Certification - Principal Executive Filed herewith
         Officer
------------------------------------------------------------------------------------------------------------------------
31.2     Section 302 Certification  - Principal          Filed herewith
         Financial Officer
------------------------------------------------------------------------------------------------------------------------
32.1     Certification Pursuant to 18 U.S.C. Section     Filed herewith
         1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------------
32.2     Certification Pursuant to 18 U.S.C. Section     Filed herewith
         1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

DATE:    March 31, 2011     By:        /S/ ANTONIO CARE
                            -------------------------------------------------
                            Name:      Antonio Care
                            Title:     President, Principal Executive Officer

DATE:    March 31, 2011     By:        /S/ MARTIN SERGI
                            -------------------------------------------------
                            Name:      Martin Sergi
                            Title:     Principal Financial Officer and Principal
                                       Accounting Officer