Form 10-Q
period 2011-03-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2011-05-13
CIK 1099332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                                   000-28323
                             Commission File Number

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                      98-0368586
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1620 CYPRESS GARDEN ROAD, MONCKS CORNER, SC                29461
(Address of principal executive offices)                 (Zip Code)

                                 (843) 761-5955
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

             9,093,185 COMMON SHARES OUTSTANDING AS OF MAY 12, 2011
 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                               TABLE OF CONTENTS


                                                                          Page
                                                                       ---------
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements                                         4

Item  2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         19

Item 3.       Quantitative and Qualitative Disclosures About Market Risk  24

Item 4T.      Controls and Procedures                                     24

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                           24

Item 1A.      Risk Factors                                                24

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds 24

Item 3.       Defaults Upon Senior Securities                             25

Item 4.       Removed and Reserved                                        25

Item 5.       Other Information                                           25

Item 6.       Exhibits                                                    26

              Signatures                                                  26

                                     PART I

ITEM 1.          FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the nine months ended September 30, 2010.




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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                            (Stated in U.S. Dollars)
                             ----------------------

                                                                        March 31,           September 30,
                                                                          2011                   2010
                                                                    ----------------       -----------------
                           ASSETS                                       (Unaudited)
Current Assets
   Cash                                                                        $ 21     $            10,448
                                                                 -------------------    --------------------

TOTAL ASSETS                                                                   $ 21     $            10,448
                                                                 ===================    ====================

           LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued liabilities                                  99,637     $            71,613
     Accounts payable - related parties                                      31,165                  24,880
     Accrued payroll                                                        120,000                       -
   Loan payable - related parties                                           156,894                  51,023
     Convertible notes - related party                                      405,558                 161,956
                                                                 -------------------    --------------------
TOTAL CURRENT LIABILITIES                                                   813,254                 309,472


STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value
     1,000,000 shares authorized, none issued                                     -                       -
Common Stock
   $0.001 par value, authorized 100,000,000 shares
 Issued and outstanding 9,093,185 shares at March 31, 2011
         and 8,930,185 shares at September 30, 2010                           9,093                   8,930
Additional paid in capital                                                3,830,134               3,797,697
Accumulated deficit during the development stage                         (4,652,460)             (4,105,651)
                                                                 -------------------    --------------------
TOTAL STOCKHOLDERS' DEFICIT                                                (813,233)               (299,024)
                                                                 -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $               21     $            10,448
                                                                 ===================    ====================

             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         For the three and six months ended March 31, 2011 and 2010 and for the period December 15, 1998 (Date of Inception) to March 31, 2011
                                  (Unaudited)
                            (Stated in U.S. Dollars)
                             ----------------------

                                                                                                                      December 15,
                                                                                                                         1998
                                                             Three months                       Six Months            (Date of
                                                            Ended March 31,                   Ended March 31,         Inception)
                                                                                                                     To March 31,
                                                          2011            2010               2011       2010             2011
                                                      -------------    -----------        ---------- ----------    ----------------

REVENUE

                                                    $            -    $          -       $         - $        -   $               -

EXPENSES
General and administrative                                  17,306           1,466            26,693      1,653           1,073,192
Professional fees                                           16,600           4,950            40,539     13,135              93,117
Salaries and consulting                                    104,700           1,913           231,200      2,523             302,968
                                                      -------------    -----------         ---------- ----------    ----------------

NET INCOME (LOSS) FROM OPERATIONS                         (138,606)         (8,329)         (298,432)   (17,311)         (1,469,277)

OTHER INCOME AND EXPENSES
Interest expense                                          (123,643)         (1,545)         (248,378)    (6,194)           (430,947)
                                                      -------------    -----------        ----------- ----------    ----------------
                                                          (123,643)         (1,545)         (248,378)    (6,194)           (430,947)
Income( tax) benefit                                             -               -                 -          -               2,235
                                                      -------------    -----------        ----------- ----------    ----------------
Net income (loss) before discontinued operations          (262,249)         (9,874)         (546,810)   (23,505)         (1,897,989)
Discontinued operations of subsidiary                            -               -                 -          -          (2,754,471)
                                                      -------------    -----------        ----------- ----------    ----------------
NET LOSS                                            $     (262,249)   $     (9,874)      $  (546,810)$  (23,505)  $      (4,652,460)
                                                      =============    ===========        =========== ==========    ================

BASIC AND DILUTED LOSS PER SHARE
                                                    $        (0.03)   $      (0.00)      $     (0.06)     (0.00)                  -
                                                      =============    ===========        =========== ==========    ================

Basic and diluted weighted average number of
shares                                                   9,093,185       8,930,185         9,039,449  8,930,185                   -
                                                      =============    ===========        ==========  ==========    ================

             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              For the Six months ended March 31, 2011 and 2010 and
     for the period December 15, 1998 (Date of Inception) to March 31, 2011
                                  (Unaudited)
                            (Stated in U.S. Dollars)
                             ----------------------

                                                                                                             December 15, 1998
                                                                         Six months ended                   (Date of Inception)
                                                                            March 31,                        To March 31, 2011
                                                                       2011               2010
                                                                 ---------------    --------------    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                       $     (546,810)     $    (23,505)     $              (1,897,989)
Adjustment to reconcile net loss to cash used in
operating activities
     Consulting fees settled with stock                                  24,000                 -                         32,250
   Expenses paid with stock                                               8,600                 -                         67,805
    Stock-based compensation on consulting services                           -                 -                          4,054
    Amortization of convertible notes discount                          221,512                                          368,781
     Imputed interest on the promissory notes                            22,091                 -                         38,332
Changes in assets and liabilities:

Accounts payable and accrued liabilities                                148,024            (9,472)                       218,083
Accounts payable - related parties                                        6,285            25,202                         31,165
                                                                 ---------------    --------------    ----------------------------
Cash used in operating activities - continued operations               (116,298)           (7,775)                    (1,137,519)
Cash used in operating activities - discontinued operations                   -                 -                     (1,977,551)
                                                                 ---------------    --------------    ----------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                            (116,298)           (7,775)                    (3,115,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - continued operations                      -                 -                              -
Cash used in investing activities - discontinued operations                   -                 -                       (708,390)
                                                                 ---------------    --------------    ----------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   -                 -                       (708,390)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on related parties loan                                   (10,000)                -                        (10,000)
     Proceeds from related parties loan payable                         115,871             7,775                        609,918
     Proceeds from issuance of common stock                                   -                 -                      3,359,549
                                                                 ---------------    --------------    ----------------------------
Cash provided by financing activities - continued operations            105,871             7,775                      3,959,467
Cash used in financing activities - discontinued operations                   -                 -                       (135,986)
                                                                 ---------------    --------------    ----------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             105,871             7,775                      3,823,481

Net increase (decrease) in cash and cash equivalents                    (10,427)                -                             21
Cash and cash equivalents at beginning of period                         10,448                 -                              -
                                                                 ---------------    --------------    ----------------------------
Cash and cash equivalents at end of period                       $           21     $           -      $                      21
                                                                 ===============    ==============    ============================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for
   Interest                                                      $            -     $           -      $                  21,981
                                                                 ===============    ==============    ============================
   Income taxes                                                  $            -     $           -      $                        -
                                                                 ===============    ==============    ============================

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:
   Convert loan payable - related parties to convertible notes   $            -     $           -      $                 443,024
                                                                 ===============    ==============    ============================

             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

      On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, finical media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK: (i) is paid a retainer fee per month; and (ii) was paid a one-time cash setup fee of $2,000. For the three month period, HAWK accepted as payment the following: (i) $2,000 in cash payment per month and (ii) 6,000 shares per month of restricted Rule 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 representing the first months cash requirement and the set up fee and issued a total of 18,000 shares of restricted common stock of the Company valued at $3,600.

      On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ( "AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private and public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, AQUILINE: was paid a retainer fee of $50,000; and (ii) was issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance. The shares issued were valued at $24,000.

      On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and as a payment in lieu of cash issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company. The shares issued were valued at $5,000.

      The Company has been seeking acquisitions since it discontinued operations. During 2010 the Company determined it would focus its effort in the tire recycling and recycled rubber finished product manufacturing industry. During the current fiscal year the Company has taken several steps to further this business objective and as a result the Company expects to emerge from inactive to operating status in the third fiscal quarter.

      The Company has negotiated an exclusive license agreement with Tonmik a manufacturer of recycled rubber finished products in China for sale to big box retailers to manufacture the Tonmik Product Line in the United States; has signed a Joint Venture Agreement providing the required technology and equity capital with an Italian manufacturer of tire recycling and recycled rubber molding equipment; has applied for $30 million of State of South Carolina JEDA Bonds; has negotiated a purchase agreement to acquire a 22 acre tire recycling facility in South Carolina with the required infrastructure to operate the Company's business including a 100,000 square foot manufacturing plant, has negotiated a stock for stock purchase agreement to acquire two South Carolina companies with the required federal, state and local permits to operate in South Carolina and the tire recycling equipment needed to manufacture the Company's new product lines; and has retained the services of Guggenheim Securities, to assist it in raising the debt financing for the South Carolina facility. In connection with the South Carolina operation the Company has applied for a series of South Carolina and Berkeley County real estate, personal property, sales and income tax incentives and job training and grants to locate its United States operations in Berkeley County, South Carolina which the Company expects will provide the Company reimbursement for costs of up to $1 million and reduce or eliminate real estate, personal property, sales and income taxes by over $4 million over the life of the project. The Company is also working to supply the South Carolina manufacturing operations with scrap tires from various locations in the United States and Canada. These suppliers will use truck, local South Carolina port facilities and an on site rail spur to deliver the raw material. All of these agreements are further described in Note 8.

      The Company as of March 31, 2011 is an inactive shell company, but is expected to become an operating company upon the commencement of
      operations   in  South  Carolina  during  the  third  fiscal  quarter.  To facilitate the commencement of operations the Company in April, 2011 formed a wholly owned subsidiary, Tonmik Import/Export Solutions, Inc.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

     b) Basis of presentation

      On November 3, 2010, the Board of Directors of the Company, by quorum, approved a change of the fiscal year end from December 31 to September 30 effective as of November 3, 2010. The change was made to align its fiscal periods more closely with the seasonality of its business and improve comparability with industry peers.

     c) Going Concern

      As of March 31, 2011, the Company has an accumulated deficit of $4,652,460. The Company has remained in the development stage due to its lack of business operations. During 2010 the Company decided to pursue the development of a fully integrated tire recycling and recycled rubber finished product manufacturing business. During 2011 the Company has identified a location in South Carolina and has applied for a series of state and local grants and real estate, personal property, sales and income tax abatements. If such applications are accepted the Company will move forward with its business plan in South Carolina and will be operational in the Company's third fiscal quarter. The Company has also negotiated a series of agreements to acquire the facilities and equipment necessary to carry out its business plan. While the negotiated agreements provide the Company with a portion of the required capital through the issuance of the Company's common stock, it will need to complete the bond issue or an alternative debt issue to pursue its business plan. At the time of this report the Company has only received some of the required approvals from the South Carolina agencies, therefore, the Company can not complete the negotiated agreements and has not completed the additional capital agreements required to be in full operations. These factors create an uncertainty about the Company's ability to continue as a going concern.

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

e) Depreciation and Amortization

        Property and equipment are stated at cost. Depreciation is calculated on a diminishing balance basis over the estimated useful lives of the assets, generally five to thirty years. Trademarks and patents are depreciated on a straight-line basis over a period of twenty years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

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

         j) Advertising Costs

        The Company recognizes advertising expense on the cost of communication advertising in the period in which the advertising space or airtime is used. There were no advertising costs for the six months ended March 31, 2011 and 2010.

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

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

      The carrying value and terms of the Note is as following:


                                                                  March 31, 2011
          Face value due May 31, 2011                      $           443,024
          Less: Unamortized discount                                   (74,243)
                                                          ----------------------
          Carrying value:                                  $           368,781

      During the six months ended March 31, 2011, the Company accrued interest of $36,777 related to the Note. An amount of $405,558 is reflected on the Company's balance sheets as Convertible note - related parties including the carrying value of $368,781 disclosed above, as well as accrued interest to March 31, 2011 totaling $36,777.

      As of March 31, 2011 Mr. Antonio Care, an officer and Director of the Company, had outstanding loans to the Company in the amount of $40,023. The loans bear 10% interest and are due on demand.

      During the six months ended March 31, 2011, the Company received operating funds from two of our shareholders in the amount of $76,191 creating a balance of loan at March 31, 2011 of $87,191. The loans bear 10% interest and are due on demand. During the six month period ended March 31, 2011, the Company paid the principal in the amount of $10,000.

      During the six months ended March 31, 2011, the Company received operating funds from Tonmik which is wholly owned by Antonio Care, the Company's Chief Executive Officer in the amount of $29,680. The loans bear 10% interest and are due on demand.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

NOTE 4 - RELATED PARTIES TRANSACTIONS (CONTINUED)

     II. Consulting Services and Employment Contacts

      On April 16, 2010, Mr. Dean Petkanas joined the Board of Directors of the Company and on June 11, 2010, Mr. Dean Petkanas was appointed Interim Chief Operating Officer and Acting Chief Financial Officer of the Company.

      During the two month period from April 1, 2010 to May 31, 2010, Mr. Petkanas was paid consulting fees of $10,000 and issued 150,000 unregistered non-qualifying common stock options that can be exercised during the next 5 years at $.30 per share. On June 12, 2010, the Company entered into an engagement agreement (the "Engagement") with Mr. Petkanas. This Engagement became effective on June 1, 2010.

      On December 8, 2010, Mr. Petkanas, informed the Board of Directors that he was resigning. As part of a settlement Mr. Petkanas received from the Company $15,453 comprised of consulting fees of $15,000 owed to him pursuant to his contract and reimbursed expense in the amount of $453.

      On December 1, 2010, the Company entered into an employment agreement with Mr. Antonio Care, a Chief Executive Officer of the Company. In consideration of his performance of duties and responsibilities, the Company will pay Mr. Care a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company. As of March 31, 2011 Mr. Care was due $40,000 in accrued salary.

      On December 1, 2010, the Company entered into an employment agreement with Mr. Marco Alfonsi, a Chief Operating Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Alfonsi a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company. As of March 31, 2011 Mr. Alfonsi was due $40,000 in accrued salary.

      On December 1, 2010, the Company entered into an employment agreement with Mr. Cosimo Care, a Marketing Director and Manager of IT of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Care a base salary of $2,500 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company. As of March 31, 2011 Mr. Care was due $10,000 in accrued salary.

      On December 1, 2010, the Company entered into an employment agreement with Mr. Martin Sergi, a Chief Financial Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Sergi a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company. On December 1, 2010, the Company paid $10,000 in cash pursuant to the contract. As of March 31, 2011 Mr. Sergi was due $30,000 in accrued salary.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

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

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, finical media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK: (i) is paid a retainer fee per month; and (ii) was paid a one-time cash setup fee of $2,000. For the three month period, HAWK accepted as payment the following: (i) $2,000 in cash payment per month and (ii) 6,000 shares per month of restricted Rule 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 representing the first months cash requirement and the set up fee and issued a total of 18,000 shares of restricted common stock of the Company valued at $3,600.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ( "AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private and public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, AQUILINE: was paid a retainer fee of $50,000; and (ii) was issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance. The shares issued were valued at $24,000.

On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and as a payment in lieu of cash issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company. The shares issued were valued at $5,000.

As of September 30, 2010 and March 31, 2011 the Company had 8,930,185 and 9,093,185 shares of common stock outstanding, respectively.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)



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

The following table summarized information on the Company's option:

                                                                                           Weighted Average
                                                                     Number             Granted Date Fair Value

        Unvested, at December 31, 2009                                      -      $                            -
        Granted                                                       150,000                                0.03
        Vested                                                        150,000
                                                                   -----------     -------------------------------
        Unvested, at September 30, 2010                                     -      $                            -
                                                                   ===========     ===============================

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

The components of the net deferred tax asset are summarized below for the years ended September 30, 2010 and March 31, 2011:

                                                                     March 31,            September 30,
                                                                        2011                  2010

             Deferred tax asset                                $           455,782      $      264,399

             Less: valuation allowance                                    (455,782)           (264,399)
                                                               --------------------     ---------------
                                                               $                  -     $            -
              Net deferred tax assets                          ====================     ===============


The net operating loss carryforward as of September 30, 2010 for federal and state income tax purposes was approximately $755,425. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended September 30, 2010 was $88,795 and for the six months ended March 31, 2010 was $191,383. The figures reflect those of the Company only, as all previously operating subsidiaries are now divested.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1 on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the "Agreement") with Tires SpA. ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment of (euro)11,100,000 ($14,476,000 million USD), of which (euro)7,700,000 ($10,041,900 USD) is to be paid by way of cash and the remaining balance of (euro)3,400,000 shall be paid via the issuance of common shares of the Company. For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD. The parties have further agreed to issue the shares at a deemed price of $0.50 per share. Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to TIRES. The payment schedule was as follows:

     o Euro 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010, on the same date of the delivery of the first module of the "Refiner Full" plant;
     o Euro 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the "Refiner Full" plant;
     o Euro 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010, on the same date of delivery of the third module of the "Refiner Full" plant;
     o Euro 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the "Refiner Full" plant;
     o Euro 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the "Quadruple Rubber Tiles" plant;
     o Euro 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the "Quadruple Rubber Tiles" plant;
     o Euro 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the "Quadruple Rubber Tiles" plant;
     o Euro 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth and last module of the "Quadruple Rubber Tiles" plant;

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

On January 18, 2011, the Company completed a Purchase Agreement with Antonio Care, the Company's Chief Executive Officer. Under the Agreement, the Company subject to certain conditions is acquiring all of the outstanding stock of Tonmik Import/Export Solutions, Inc ("Tonmik"). Tonmik is a Montreal based distributor of recycled rubber products to big box retailers that are currently manufactured using purchased recycled crumb rubber at its facility in China. Tonmik has been operating its Chinese manufacturing facility for 6 years. The Company expects to develop a fully integrated scrap-tire-to-finished product business capitalizing on the consumer demand for Tonmik finished product order flow that could not be met with the Tonmik Chinese facilities.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On February 10, 2011, the Company completed an Investment Banking Engagement Agreement with Stone & Youngberg, LLC ("Stone"). Under the Agreement, the Company has retained Stone to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Stone of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. On March 31, 2011, the Company terminated this agreement to sign a similar agreement with another Investment Banker.

On March 17, 2011, the Company entered into an Investment Banking Engagement Agreement with Guggenheim Securities, LLC ("Guggenheim"). Under the Agreement, the Company has retained Guggenheim to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Guggenheim of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. The debt financing may qualify for tax exempt status in the Project state. The Company is evaluating proposed Projects with Guggenheim in New Jersey, Pennsylvania and South Carolina to determine the most suitable host facility for the Company's tire recycling and finished product manufacturing business. The Company, as part of the Project, is arranging for $10 million in new equity capital to support the debt financing. The Company will also pay Guggenheim for expenses incurred under the Agreement.

On March 31, 2011, the Company terminated a December 14, 2010 Financial Advisory and Investment Banking Engagement Agreement with CIM Securities, LLC of Centennial, Colorado ("CIM"). Under the agreement, the Company had retained CIM to provide the Company financial advisory services in its effort to raise capital, identify Merger and Acquisition targets and negotiate license agreements. Compensation under the agreement was based on the successful completion by the Company of privately placed capital financings, mergers, acquisitions or licensing agreements for which CIM provided financial advisory services. The Company has paid CIM a non-refundable deposit of $25,000 against fees and expenses incurred under the agreement. The deposit was expensed during the six months ended March 31, 2011.

NOTE 9 - RECLASSIFICATION

During the six months ended March 31, 2011, the Company reclassified certain items on the financial statements in the column showing December 15, 1998 (Date of Inception) to March 31, 2011 to conform to the presentation in the March 31, 2011 financial statements.

NOTE 10 - SUBSEQUENT EVENTS

During April 2011, the Company has negotiated an exclusive license agreement with Tonmik, a manufacturer of recycled rubber finished products in China for sale to big box retailers to manufacture the Tonmik Product Line in the United States and in China, which will allow the Company to begin operations during the third fiscal quarter. The Company, on April 2011 formed a wholly owned subsidiary, Tonmik Import/Export Solutions, Inc. which in May 2011 will begin operations at the South Carolina facility.

During April 2011 the Company met with its Italian Joint Venture partner to amend its agreement for the South Carolina project specific requirements. The required manufacturing technology and a portion of the equity capital required for the South Carolina project is being supplied by an Italian manufacturer of tire recycling and recycled rubber molding equipment.

During April 2011 the Company has applied to for $30 million of State of South Carolina JEDA Bonds. The Company has retained the services of Guggenheim Securities, to assist it in raising the debt financing for the South Carolina facility.

During April 2011 the Company has negotiated a purchase agreement to acquire a 22 acre tire recycling facility in South Carolina with the required infrastructure to operate the Company's business including a 100,000 square foot manufacturing plant.

During April 2011 the Company has negotiated a stock for stock purchase agreement to acquire two South Carolina companies with the required federal, state and local permits to operate in South Carolina and the tire recycling equipment needed to manufacture the Company's new product lines.

In connection with the South Carolina operation the Company has applied for a series of South Carolina and Berkeley County real estate, personal property, sales and income tax incentives and job training and grants to locate its United States operations in Berkeley County, South Carolina which the Company expects will provide reimbursement the Company reimbursement for costs of up to $1 million and reduce or eliminate real estate, personal property, sales and income taxes by over $4 million over the life of the project.

The Company is also working to supply the South Carolina manufacturing operations with scrap tires from various locations in the United States and Canada. These suppliers will use truck, local South Carolina port facilities and an on site rail spur to deliver the raw material.

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

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, finical media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK: (i) is paid a retainer fee per month; and (ii) was paid a one-time cash setup fee of $2,000. For the three month period, HAWK accepted as payment the following: (i) $2,000 in cash payment per month and (ii) 6,000 shares per month of restricted Rule 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 representing the first months cash requirement and the set up fee and issued a total of 18,000 shares of restricted common stock of the Company valued at $3,600.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ( "AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private and public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, AQUILINE: was paid a retainer fee of $50,000; and (ii) was issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance. The shares issued were valued at $24,000.

On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and as a payment in lieu of cash issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company. The shares issued were valued at $5,000.

The  Company  has  been  seeking  acquisitions since it discontinued operations.
During 2010 the Company determined it would focus its effort in the tire recycling and recycled rubber finished product manufacturing industry. During the current fiscal year the Company has taken several steps to further this business objective and as a result the Company expects to emerge from inactive to operating status in the third fiscal quarter.

The Company has negotiated an exclusive license agreement with Tonmik a manufacturer of recycled rubber finished products in China for sale to big box retailers to manufacture the Tonmik Product Line in the United States; has signed a Joint Venture Agreement providing the required technology and equity capital with an Italian manufacturer of tire recycling and recycled rubber molding equipment; has applied for $30 million of State of South Carolina JEDA Bonds; has negotiated a purchase agreement to acquire a 22 acre tire recycling facility in South Carolina with the required infrastructure to operate the Company's business including a 100,000 square foot manufacturing plant, has negotiated a stock for stock purchase agreement to acquire two South Carolina companies with the required federal, state and local permits to operate in South Carolina and the tire recycling equipment needed to manufacture the Company's new product lines; and has retained the services of Guggenheim Securities, to assist it in raising the debt financing for the South Carolina facility.

In connection with the South Carolina operation the Company has applied for a series of South Carolina and Berkeley County real estate, personal property, sales and income tax incentives and job training and grants to locate its United States operations in Berkeley County, South Carolina which the Company expects will provide reimbursement the Company reimbursement for costs of up to $1 million and reduce or eliminate real estate, personal property, sales and income taxes by over $4 million over the life of the project. The Company is also working to supply the South Carolina manufacturing operations with scrap tires from various locations in the United States and Canada. These suppliers will use truck, local South Carolina port facilities and an on site rail spur to deliver the raw material.

The Company as of March 31, 2011 is an inactive shell company, but is expected to become an operating company upon the commencement of operations in South Carolina during the third fiscal quarter. To facilitate the commencement of operations the Company in April 2011 formed a wholly owned subsidiary, Tonmik Import/Export Solutions, Inc.

During the period covered by this report, the Company determined to seek opportunities in the tire recycling business, having identified a technology that management believes is the next generation of tire recycling equipment for removal of harmful waste tire stockpiles and the production of finely crafted value added products, both of which are much needed in the fast growing green technology and tire recycling industry. In furtherance of this business decision, the Company has entered into a Joint Venture Agreement (the "Agreement") with TIRES SpA ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the "Agreement") with Tires SpA ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment of Euro 11,100,000 ($14,476,000 million
USD), of which Euro 7,700,000 ($10,041,900 USD) is to be paid by way of cash and the remaining balance of Euro 3,400,000 shall be paid via the issuance of common shares of the Company. For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD. The parties have further agreed to issue the shares at a deemed price of $0.50 per share. Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to TIRES. The payment schedule is as follows:

     o   Euro  1,000,000  ($1,304,140)  and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010, on the same date of the delivery of the first module of the "Refiner Full" plant;
     o   Euro  1,000,000  ($1,304,140)  and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the "Refiner Full" plant;
     o 1,000,000 ($1,304,140) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010, on the same date of delivery of the third module of the "Refiner Full" plant;
     o   Euro  1,000,000  ($1,304,140)  and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the "Refiner Full" plant;
     o Euro 925,000 ($1,206,330) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the "Quadruple Rubber Tiles" plant;
     o Euro 925,000 ($1,206,330) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the "Quadruple Rubber Tiles" plant;
     o Euro 925,000 ($1,206,330) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the "Quadruple Rubber Tiles" plant;
     o Euro 925,000 ($1,206,330) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth module of the "Quadruple Rubber Tiles" plant;

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, the Company had limited cash. Management estimates it will need $35,000,000 over the next six month period to meet its current business plan and to close on the joint venture agreement. The funds will be expended as follows:

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

RESULTS OF OPERATIONS

Comparison of the three month periods ended March 31, 2011 and 2010:

The Company had no revenues for the three month periods ended March 31, 2011 and 2010.

Total expenses for the three month period ended March 31, 2011 were $262,249 as compared to $9,874 for the three months ended March 31, 2010. The increase in expenses was mainly related to an increase in salaries of $104,700 as executives have been brought into the Company to focus on the development of the Company's proposed tire recycling and recycled rubber finished product manufacturing business and an increase in interest from $1,545 for the three months ended March 31, 2010 to $123,643 for the three months ended March 31, 2011. The increase in interest was primarily due to the conversion of a non-interest bearing loan payable to a convertible promissory note bearing interest at 10% per annum. During the three months ended March 31, 2011 the interest charge associated with this convertible note included the amortization of $109,539 and accrued interest of $10,924. Additional accrued interest of $3,176 was recorded as a result of a series of related party loans from the Company's Chief Executive Officer and two shareholders. The Company expects to convert from shell status to an operating company during the current fiscal year as it enters the tire recycling and recycled rubber finished product manufacturing business, but will continue to incur losses during the start up and construction period of it new facilities through the year ended September 30, 2011.

Loss per share for the three months ended March 31, 2011 and 2010 was $.03 and $.00, respectively

Comparison of the six month periods ended March 31, 2011 and 2010:

The Company had no revenues for the six month periods ended March 31, 2011 and 2010.

Total expenses for the six month period ended March 31, 2011 were $546,810 as compared to $23,505 for the six months ended March 31, 2010. The increase in expenses was mainly related to an increase in salaries of $137,200 as executives have been brought into the Company to focus on the development of the Company's proposed tire recycling and recycled rubber finished product manufacturing business and currently expensed consulting fees of $99,000 resulting from the termination of non performing investment banking consultants to allow the Company to work exclusively with Guggenheim Securities, LLC to provide investment banking services for the South Carolina project and an increase in interest from $6,194 for the six months ended March 31, 2010 to $248,378 for the six months ended March 31, 2011. The increase in interest was primarily due to the conversion of a non-interest bearing loan payable to a convertible promissory note bearing interest at 10% per annum. During the six months ended
March 31, 2011 the interest charge associated with this convertible note included the amortization of $221,512 and accrued interest of $22,091. Additional accrued interest of $4,775 was recorded as a result of a series of related party loans from the Company's Chief Executive Officer and two shareholders. The Company expects to convert from shell status to an operating company during the current fiscal year as it enters the tire recycling and recycled rubber finished product manufacturing business, but will continue to incur losses during the start up and construction period of it new facilities through the year ended September 30, 2011.

Loss per share for the six months ended March 31, 2011 and 2010 was $.06 and $.00, respectively.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

-------------------------------------------------------------------------------------------------------------------------

3.(i) Certificate  of  Amendment to Articles of            Incorporated by reference to the Exhibits filed with
      Incorporation                                        the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008.
-------------------------------------------------------------------------------------------------------------------------

3.(ii) Amended and Restated Bylaws                         Incorporated by reference to the Exhibits filed with the
                                                           Company's Report on Form 10-KSB  filed with the Securities and Exchange Commission on April 2, 2007.
-------------------------------------------------------------------------------------------------------------------------

10.1   Joint Venture Agreement between the Company and     Filed herewith
       TIRES SpA dated June 16, 2010
-------------------------------------------------------------------------------------------------------------------------

10.2  Convertible promissory note between the Company      Filed herewith and Antonio
      Care dated June 1, 2010
-------------------------------------------------------------------------------------------------------------------------

10.3  Engagement agreement between the Company and Dean    Filed herewith
      Petkanas
-------------------------------------------------------------------------------------------------------------------------

31.1  Section 302 Certification - Principal Executive      Filed herewith
      Officer
-------------------------------------------------------------------------------------------------------------------------

31.2  Section 302 Certification  - Principal Financial     Filed herewith
      Officer
-------------------------------------------------------------------------------------------------------------------------

32.1  Certification Pursuant to 18 U.S.C. Section 1350     Filed herewith
      as adopted pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------------------

32.2  Certification Pursuant to 18 U.S.C. Section 1350     Filed herewith
      as adopted pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

DATE:       May 12, 2011    By:        /S/ ANTONIO CARE
                            -------------------------------------------------
                            Name:      Antonio Care
                            Title:     President, Principal Executive Officer

DATE:       May 12, 2011    By:        /S/ MARTIN SERGI
                            -------------------------------------------------
                            Name:      Martin Sergi
                            Title:     Principal Financial Officer and Principal
                                       Accounting Officer