Form 10-Q/A
period 2011-03-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2011-07-26
CIK 1099332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                                   000-28323
                             Commission File Number

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)



             NEVADA                                      98-0368586
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


1620 CYPRESS GARDEN ROAD, MONCKS CORNER, SC                 29461
 (Address of principal executive offices)                 (Zip Code)



                                 (843) 761-5955
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                            (Stated in U.S. Dollars)
                             ----------------------

                                            March 31,             September 30,
                                              2011                    2010
                                        ----------------       -----------------
                           ASSETS          (Unaudited)
Current Assets
   Cash                                 $             21     $            10,448
                                        ---------------      -------------------

TOTAL ASSETS                            $             21     $            10,448
                                        ================     ===================

   LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and                 $         99,637     $            71,613
   accrued liabilities
   Accounts payable - related parties             31,165                  24,880
   Accrued payroll                               120,000                       -
   Loan payable - related parties                156,894                  51,023
   Convertible notes - related party             405,558                 161,956
                                        ----------------     -------------------
TOTAL CURRENT LIABILITIES                        813,254                 309,472


STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value
   1,000,000 shares authorized, none issued            -                       -
Common Stock
   $0.001 par value, authorized 100,000,000 shares
Issued and outstanding 9,093,185 shares
at March 31, 2011 and 8,930,185 shares
at September 30, 2010                              9,093                   8,930
Additional paid in capital                     3,830,134               3,797,697
Accumulated deficit during                   (4,652,460)             (4,105,651)
the development stage
                                        ----------------     -------------------
TOTAL STOCKHOLDERS' DEFICIT                    (813,233)               (299,024)
                                        ----------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
                                        $             21     $            10,448
                                        ================     ===================





             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
         For the three and six months ended March 31, 2011 and 2010 and for the period December 15, 1998 (Date of Inception) to March 31, 2011
                                  (Unaudited)
                            (Stated in U.S. Dollars)
                             ----------------------

                                                               Three months                  Six Months                December 15,
                                                                                                                           1998
                                                                                                                         (Date of
                                                              Ended March 31,              Ended March 31,              Inception)
                                                                                                                       To March 31,
                                                          2011            2010                2011         2010            2011
                                                      -------------    ------------------------------------------------------------

REVENUE                                              $            -   $          -       $         -  $         -   $             -

EXPENSES
General and administrative                                17,306            1,466            26,693        1,653         1,073,192
Professional fees                                         16,600            4,950            40,539       13,135            93,117
Salaries and consulting                                  104,700            1,913           231,200        2,523           302,968
                                                      -------------    -----------        ----------   ----------    --------------

NET INCOME (LOSS) FROM OPERATIONS                       (138,606)         (8,329)         (298,432)     (17,311)       (1,469,277)

OTHER INCOME AND EXPENSES
Interest expense                                        (123,643)         (1,545)         (248,378)      (6,194)         (430,947)
                                                      -------------    -----------        ----------   ----------    --------------
                                                                                          ----------   ----------
                                                        (123,643)         (1,545)         (248,378)      (6,194)         (430,947)
Income( tax) benefit                                            -               -                 -            -             2,235
                                                      -------------    -----------        ----------   ----------    --------------
Net income (loss) before discontinued operations        (262,249)         (9,874)         (546,810)     (23,505)       (1,897,989)
Discontinued operations of subsidiary                           -               -                 -            -       (2,754,471)
                                                      -------------    -----------        ----------   ----------    --------------
NET LOSS                                            $   (262,249)    $    (9,874)        $ 546,810)    $(23,505)    $  (4,652,460)

                                                      =============    ===========        ==========   ==========    ==============

BASIC AND DILUTED LOSS PER SHARE

                                                    $      (0.03)   $      (0.00)        $   (0.06)    $   (0.00)

                                                      =============    ===========           ======        ======

Basic and diluted weighted average number of
shares
                                                        9,093,185       8,930,185         9,039,449    8,930,185

                                                      =============    ===========        ==========    =========



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
                             ----------------------

                                                                            Six months ended                  December 15, 1998
                                                                                March 31,                    (Date of Inception)
                                                                       2011               2010                To March 31, 2011
                                                                   ------------       -----------          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                       $   (546,810)       $  (23,505)       $            (1,897,989)
Adjustment to reconcile net loss to cash used in
operating activities
   Consulting fees settled with stock                                   24,000                 -                         32,250
   Expenses paid with stock                                              8,600                 -                         67,805
   Stock-based compensation on consulting services                           -                 -                          4,054
   Amortization of convertible notes discount                          221,512                                          368,781
   Imputed interest on the promissory notes                             22,091                 -                         38,332
Changes in assets and liabilities:

Accounts payable and accrued liabilities                               148,024           (9,472)                        218,083
Accounts payable - related parties                                       6,285            25,202                         31,165
                                                                  ------------       -----------       ------------------------
Cash used in operating activities - continued operations             (116,298)           (7,775)                    (1,137,519)
Cash used in operating activities - discontinued operations                  -                 -                    (1,977,551)
                                                                  ------------       -----------       ------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                          (116,298)           (7,775)                    (3,115,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - continued operations                     -                 -                              -
Cash used in investing activities - discontinued operations                  -                 -                      (708,390)
                                                                  --------------     -----------       ------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                  -                 -                      (708,390)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on related parties loan                                   (10,000)                 -                       (10,000)
   Proceeds from related parties loan payable                          115,871             7,775                        609,918
   Proceeds from issuance of common stock                                    -                 -                      3,359,549
                                                                  ------------       -----------       ------------------------
Cash provided by financing activities - continued operations            105,871            7,775                      3,959,467
Cash used in financing activities - discontinued operations                   -                -                      (135,986)
                                                                 -- ------------     -----------       ------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             105,871            7,775                      3,823,481

Net increase (decrease) in cash and cash equivalents                   (10,427)                -                             21
Cash and cash equivalents at beginning of period                         10,448                -                              -
                                                                 -- ------------     -----------       ------------------------
Cash and cash equivalents at end of period                       $           21      $         -       $                     21
                                                                 == ============     ===========       ========================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for
   Interest                                                      $            -      $         -       $                 21,981
                                                                 == ============     ===========       ========================
   Income taxes                                                  $            -      $         -       $                      -
                                                                 == ============     ===========       ========================

Supplemental Schedule of non-cash financing and investing
activities:
   Convert loan payable - related parties to convertible notes   $            -      $         -       $                443,024
                                                                 == ============     ===========       ========================
             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS


                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

  a)  Organization

      The Company was incorporated under the laws of the State of Nevada on February 19, 1986 with authorized common stock of 10,000,000 shares with par value of $0.0025. On April 25, 1998 the authorized common stock was increased to 100,000,000 shares with a change in par value to $0.001 and on February 9, 1999 the Company changed its name to IVision Group Ltd. On April 15,1998 the Company completed a reverse common stock split of two shares of its outstanding stock for one share and on January 8, 1999 a forward common stock split of one share of outstanding stock for four shares. This report has been prepared showing after stock split shares with a par value of $0.001 from inception. On January 27, 1999, the Company acquired all of the outstanding stock of I Vision USA Inc. through a stock for stock exchange in which the stockholders of I Vision USA Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of I Vision USA Inc. I Vision USA Inc. was organized in the state of Delaware on December 15,1998 and had purchased all of the outstanding stock of I Vision Integral Inc. which was organized in Canada during March 1998. I Vision USA Inc. and I Vision Integral Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web. For reporting purposes, the acquisition was treated as an acquisition of the Company by I Vision USA Inc. (reverse acquisition) and a recapitalization of I vision USA Inc. The historical financial statements prior to January 27, 1999 are those of I Vision USA Inc. and its subsidiary I Vision Integral Inc. During September 1999, the Company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisation Inc., and Ixiem Production Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000 CDN. This debt was settled for stock and the companies have since been discontinued or abandoned.

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

      g) Basic and Diluted Net Income (Loss) Per Share

        Basic net income(loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.

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

      j) Advertising Costs

        The Company recognizes advertising expense on the cost of communication advertising in the period in which the advertising space or airtime is used There were no advertising costs for the six months ended March 31, 2011 and 2010.

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

      The carrying value and terms of the Note is as following:


                                                      March 31, 2011
       Face value due May 31, 2011                $          443,024
       Less: Unamortized discount                           (74,243)
                                                    ------------------
       Carrying value:                            $          368,781

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

      On December 1, 2010, the Company entered into an employment agreement with Mr. Antonio Care, a Chief Executive Officer of the Company. In consideration of his performance of duties and responsibilities, the Company will pay Mr. Care a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and/or maintaining a vehicle for use in connection with the services for the Company. As of March 31, 2011 Mr. Care was due $40,000 in accrued salary.

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

The components of the net deferred tax asset are summarized below for the years ended September 30, 2010 and March 31, 2011:

                                                      March 31,         September 30,
                                                        2011                2010


        Deferred tax asset                         $    455,782       $     264,399


        Less: valuation allowance                     (455,782)           (264,399)
                                                    -----------        ------------

        Net deferred tax assets                    $          -       $           -
                                                    ===========        ============

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

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1 on January 1,2007. As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2011
                                  (Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the "Agreement") with Tires SpA. ("TIRES") an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment of (euro)11,100,000 ($14,476,000 million USD), of which (euro) 7,700,000 ($10,041,900 USD) is to be paid by way of cash and the remaining balance of (euro)3,400,000 shall be paid via the issuance of common shares of the Company. For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD. The parties have further agreed to issue the shares at a deemed price of $0.50 per share. Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to
 TIRES. The payment schedule was as follows:

    o (euro) 1,000,000 ($1,304,140 USD) and the issuance o a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010, on the same date of the delivery of the first module of the "Refiner Full" plant;
    o (euro) 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the "Refiner Full" plant;
    o (euro) 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010, on the same date of delivery of the third module of the "Refiner Full" plant;
    o (euro) 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the "Refiner Full" plant;
    o (euro) 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the "Quadruple Rubber Tiles" plant;
    o (euro) 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the "Quadruple Rubber Tiles" plant;
    o (euro) 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the "Quadruple Rubber Tiles" plant;
    o (euro) 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth and last module of the "Quadruple Rubber Tiles" plant;
Upon the issuance of the first shares to TIRES, TIRES shall have the right to appoint a representative to the Board of Directors of the Company.

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

During the period covered by this report, the Company determined to seek opportunities in the tire recycling business, having identified a technology that management believes is the next generation of tire recycling equipment for removal of harmful waste tire stockpiles and the production of finely crafted value added products, both of which are much needed in the fast growing green technology and tire recycling industry. In furtherance of this business decision, the Company has entered into a Joint Venture Agreement (the "Agreement") with TIRES SpA ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the "Agreement") with Tires SpA ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment of (euro)11,100,000 ($14,476,000 million
USD), of which (euro)7,700,000 ($10,041,900 USD) is to be paid by way of cash and the remaining balance of (euro)3,400,000 shall be paid via the issuance of common shares of the Company. For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD. The parties have further agreed to issue the shares at a deemed price of $0.50 per share. Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to TIRES. The payment schedule is as follows:

    o    (euro) 1,000,000($1,304,140) and the issuance of  a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010, on the same date of the delivery of the first module of the "Refiner Full" plant;
    o    (euro) 1,000,000 ($1,304,140) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the "Refiner Full" plant;
    o    (euro) 1,000,000 ($1,304,140) and the issuance of  a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010, on the same date of delivery of the third module of the "Refiner Full" plant;
    o    (euro) 1,000,000 ($1,304,140) and the issuance of  a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the "Refiner Full" plant;
    o (euro) 925,000 ($1,206,330) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the "Quadruple Rubber Tiles" plant;
    o (euro) 925,000 ($1,206,330) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the "Quadruple Rubber Tiles" plant;
    o (euro) 925,000 ($1,206,330) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the "Quadruple Rubber Tiles" plant;
    o (euro) 925,000 ($1,206,330) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth module of the "Quadruple Rubber Tiles" plant;

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

According to the agreement between the parties, if the initial payment is not made by July 30, 2010, the contract will be null and void. The Company negotiated with several potential funder but was not be able to make the payment on July 30, 2010. Currently, there is a verbal agreement to extend the payment date to June 16, 2011.


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

RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

.................................................................................
       :                               :
3.(i)  : Certificate of Amendment      :  Incorporated by reference to the
       : Articles of Incorporation     :  Exhibits filed with the Company's
       :                               :  Report on Form 10-KSB filed with the
       :                               :  Securities and Exchange Commission on
       :                               :  April 14, 2008.
........:...............................:........................................
.................................................................................
       :                               :
3.(ii) : Amended and Restated          :  Incorporated by reference to the
       : Bylaws                        :  Exhibits filed with the Company's
       :                               :  Report on Form 10-KSB filed with the
       :                               :  Securities and Exchange Commission on
       :                               :  April 2, 2007.
........:...............................:........................................
.................................................................................
       :                               :
10.1   : Joint Venture Agreement       :  Filed herewith
       : between the Company and TIRES :
       : SpA dated June 16, 2010       :
........:...............................:........................................
       :                               :
10.2   : Convertible promissory note   :  Filed herewith
       : between the Company and       :
       : Antonio Care dated            :
       : June 1, 2010                  :
........:...............................:........................................
........:........................................................................
       :                               :
10.3   : Engagement agreement between  :  Filed herewith
       : the Company and Dean Petkanas :
........:...............................:........................................
........:...............................:........................................
       :                               :
31.1   : Section 302 Certification -   :  Filed herewith
       : Principal Executive Officer   :
       :                               :
........:...............................:........................................
........:...............................:........................................
       :                               :
31.2   : Section 302 Certification -   : Filed herewith
       : Principal Financial Officer   :
........:...............................:........................................
........:........................................................................
       :                               :
32.1   : Certification Pursuant to 18  : Filed herewith
       : U.S.C. Section 1350 as adopted:
       : pursuant to Section 906 of the:
       : Sarbanes-Oxley Act of 2002    :
........:...............................:........................................
........:...............................:........................................
       :                               :
32.2   : Certification Pursuant to 18  : Filed herewith
       : U.S.C. Section 1350 as adopted:
       : pursuant to Section 906 of the:
       :  Sarbanes-Oxley Act of 2002   :
........:...............................:........................................

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

DATE:   July 20, 2011            By:  /S/ ANTONIO CARE
                                      ------------------------------------------
                                      Name:      Antonio Care
                                      Title:     President, Principal Executive
                                                 Officer

DATE:   July 20, 2011            By:  /S/ MARTIN SERGI
                                      ------------------------------------------
                                      Name:      Martin Sergi
                                      Title:     Principal Financial Officer and
                                                 Principal Accounting Officer

                                  EXHIBIT 31.1

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                           SECTION 302 CERTIFICATION
                          PRINCIPAL EXECUTIVE OFFICER

I, Antonio Care, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Tire International Environmental Solutions Inc.;

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



Date:   July 20, 2011            By:  /s/Antonio Care
                                      ------------------------------------------
                                      Name: Antonio Care
                                      Title: Principal Executive Officer

                                 EXHIBIT 31.1

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                           SECTION 302 CERTIFICATION
                          PRINCIPAL EXECUTIVE OFFICER

I, Martin Sergi, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Tire International Environmental Solutions Inc.;

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

Date:   July 20, 2011            By:  /s/ Martin Sergi
                                      ------------------------------------------
                                      Name: Martin Sergi
                                      Title: Principal Financial Officer and
                                      Principal Accounting Officer

                                  EXHIBIT 32.1

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tire International Environmental Solutions Inc. (the "Company") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Antonio Care, as Principal Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   July 20, 2010            By:  /s/Antonio Care
                                      ------------------------------------------
                                      Name: Antonio Care
                                      Title: Principal Executive Officer

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

                                EXHIBIT 32.2

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. Section 1350,

                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tire International Environmental Solutions Inc. (the "Company") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin Sergi, as Principal Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   July 20, 2010            By:  /s/Martin Sergi
                                      ------------------------------------------
                                      Name: Martin Sergi
                                      Title: Principal Financial Officer

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