Form 10-K/A
period 2010-09-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2011-07-27
CIK 1099332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the fiscal year ended
     ---------------------------------------------------------------------------

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

          9,093,185 COMMON SHARES OUTSTANDING AS OF FEBRUARY 21, 2011

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:(1) Any annual report to security holders;(2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

                                      NONE

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                               TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

            PART I

Item 1      Business                                                           4
Item 1A     Risk Factors                                                      11
Item 1B     UnresolvedStaff Comments                                          11
Item 2      Properties                                                        11
Item 3      Legal Proceedings                                                 11
Item 4      Submission of Matters to a Vote of Security Holders               11

            PART II

Item 5      Market for Registrant's Common Equity, Related Stockholder        12
            Matters and Issuer Purchases of Equity Securities
Item 6      Selected Financial Data                                           13
Item 7      Management's Discussion and Analysis of Financial Condition       14
            and Results of Operations
Item 7A     Quantitative and Qualitative Disclosures About Market Risk        15
Item 8      Financial Statements and Supplementary Data                       15
Item 9      Changes in and Disagreements with Accountants on Accounting       16
            and Financial Disclosure
Item 9A(T)  Controls and Procedures                                           16
Item 9B     Other Information                                                 16

            PART III

Item 10     Directors, Executive Officers and Corporate Governance            17
Item 11     Executive Compensation                                            19
Item 12     Security Ownership of Certain Beneficial Owners and               21
            Management and Related Stockholder Matters
Item 13     Certain Relationships and Related Transactions,                   22
            and Director Independence
Item 14     Principal Accounting Fees and Services                            23

            PART IV

Item 15     Exhibits, Financial Statement Schedules                           24

            SIGNATURES                                                        25
================================================================================

                                     PART I























                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)

                        REPORT AND FINANCIAL STATEMENTS

                               December 31, 2009

                  and the Nine Months Ended September 30, 2010

                             (Stated in US Dollars)
                              --------------------

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                      F-3

Balance Sheets as of December 31, 2009 and September 30, 2010                F-4

Statements of Operations for the years ended                                 F-5
December 31, 2009 and the nine months ended September 30, 2010

Statements of Changes In Stockholders' Deficiency for the             F-6 to F-7
years ended December 31, 2009 and the nine months ended
September 30, 2010

Statements of Cash Flows for the years ended                                 F-8
December 31, 2009 and the nine months ended September 30, 2010


Notes to Financial Statements                                        F-9 to F-16

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To The Board of Directors
Tire International Environmental Solutions, Inc.
1530-9th Ave. S.E.
Calgary, Alberta T2G 0T7

We have audited the accompanying balance sheets of Tire International Environmental Solutions, Inc. (a development stage company ) (the Company) as of September 30, 2010 and December 31, 2009, and the related statements of operations and other comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for the nine months ended September 30, 2010 and the year ended December 31, 2009, and for the period from inception to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tire International Environmental Solutions, Inc. as of September 30, 2010 and December 31, 2009, and the results of its operations and its cash flows for the nine months ended September 30, 2010 and the year ended December 31, 2009, and for the period from inception to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has suffered losses from operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
February 21, 2011

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)


                                 BALANCE SHEETS


                            (Stated in U.S. Dollars)




                                                                                 As of September 30,       As of December 31,
                                                                                        2010                     2009
                                                                                 --------------------      ------------------
                                   ASSETS
Current Assets
Cash                                                                           $             10,448      $                 -
                                                                               ---------------------     --------------------

TOTAL ASSETS                                                                   $             10,448      $                 -
                                                                               =====================     ====================

                   LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued liabilities                                    $             71,613      $            74,580
   Accounts payable - related parties                                                        24,880                        -
   Loan payable - related parties                                                            51,023                  417,822
   Convertible notes-related party (net discount of $295,755)                               161,956                        -
                                                                               ---------------------     --------------------
TOTAL CURRENT LIABILITIES                                                                   309,472                  492,402


STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 Par value
   1,000,000 shares authorized, none issued                                                       -                        -

Common Stock $0.001 par value, authorized 100,000,000 shares
   Issued and outstanding 8,930,185 shares at September 30, 2010 and December
   31, 2009                                                                                   8,930                    8,930
Additional paid in capital                                                                3,797,697                3,350,619
Accumulated deficit during the development stage                                        (4,105,651)              (3,851,951)
                                                                               ---------------------     --------------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (299,024)                (492,402)
                                                                               ---------------------     --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $              10,448      $                 -
                                                                               =====================     ====================

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)


                            STATEMENTS OF OPERATIONS


                            (Stated in U.S. Dollars)




                                                       Nine months                 Year Ended            December 15, 1998
                                                          Ended                   December 31,        (Date of Inception) to
                                                   September 30, 2010                 2009              September 30, 2010
                                                 ----------------------        ------------------    -----------------------

REVENUE                                         $                    -        $                -    $                     -
                                                 ----------------------        ------------------    -----------------------

EXPENSES

General and Administrative                                      17,245                     2,474                  1,046,499

Professional fees                                               10,261                    15,994                     52,578

Salaries and consulting                                         55,876                     4,296                     71,768
                                                 ----------------------        ------------------    -----------------------


NET INCOME (LOSS) FROM OPERATIONS                             (83,382)                  (22,764)                (1,170,845)

OTHER INCOME AND EXPENSES

Interest expense                                             (170,318)                   (8,538)                  (182,569)
                                                 ----------------------        ------------------    -----------------------

                                                             (170,318)                   (8,538)                  (182,569)


Income (tax) benefit                                                 -                         -                      2,235
                                                 ----------------------        ------------------    -----------------------
Net income (loss) before Discontinued
Operations                                                   (253,700)                  (31,302)                (1,351,179)

Discontinued operations of Subsidiary                                -                         -                (2,754,472)
                                                 ----------------------        ------------------    -----------------------
NET LOSS                                        $                             $                     $
                                                             (253,700)                  (31,302)                (4,105,651)
                                                 ======================        ==================    =======================


BASIC AND DILUTED LOSS PER SHARE                $               (0.03)        $           (0.00)
                                                 ======================        ==================

Basic and diluted weighted average number
of shares                                                    8,930,185                 8,930,185
                                                 ======================        ==================


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)


   STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY (Stated in U.S. Dollars)





                                                                                                  Deficit
                                                                                                Accumulated
                                                 Common Stock               Additional            During                  Total
                                         ----------------------------          Paid             Development           Stockholders'
                                          Shares            Amount          in Capital             Stage               Deficiency
                                         ---------       ------------    ----------------     --------------         ---------------

Balance, December 15, 1998 (Date of        23,674      $          24      $        66,776    $     (68,000)         $       (1,200)
Inception)
                                         ---------       ------------    ----------------     --------------         ---------------
BALANCE, DECEMBER 31, 1998                 23,674                 24               66,776          (68,000)                 (1,200)
Issuance of common stock                                          80
for all stock of iVision USA, Inc.
January 27, 1999                           80,000                                (56,516)           393,899                 337,463
Issuance of common stock
for services at $1.00 February 8, 1999      6,700                  7                6,693                                     6,700
Issuance of common stock as part
payment for all stock of Bergeron
Conseils Et Inc. and La Societe De
Services September 1, 1999                    340                  -               51,000                                    51,000
Issuance of common stock for all stock
of Xiem Productions Inc. September 15,
1999                                        2,000                  2              299,998                                   300,000
Issuance of common stock for services                              -
at $1.00 November 15, 1999                    410                                     410                                       410
Issuance of common stock for services                              2
at $1.00 December 2, 1999                   2,000                                   1,998                                     2,000
Capital contributed                                                             1,248,774                                 1,248,774
Net income (loss)                                                                               (1,653,806)             (1,653,806)
                                         ---------       ------------    ----------------      --------------        ---------------
BALANCE, DECEMBER 31, 1999                115,124                115            1,619,133       (1,327,907)                 291,341
Issuance of common stock for services
at $62.97 March 3, 2000                     1,095                  1               68,949                                    68,950
Issuance of common stock for cash at
$150.00 August 21, 2000                     6,000                  6              899,994                                   900,000
Issuance of common stock for cash at
$0.10 August 21, 2000                         500                  -                   50                                        50
Net income (loss)                                                                               (1,744,015)             (1,744,015)
                                         ---------       ------------    ----------------      --------------        ---------------
BALANCE, DECEMBER 31, 2000                122,719                122            2,588,126       (3,071,922)               (483,674)
Issuance of common stock for services
at $10.00 June 11, 2001                       550                  1                5,499                                     5,500
Net income (loss)                                                                                 (376,719)               (376,719)
                                         ---------       ------------    ----------------      --------------        ---------------
BALANCE, DECEMBER 31, 2001                123,269                123            2,593,625       (3,448,641)               (854,893)
Issuance of common stock for services
at $0.10 June 3, 2002                       4,000                  4                  396                                       400
Issuance of common stock for services
at $0.265 July 22, 2002                    90,000                 90               23,760                                    23,850
Issuance of common stock to cancel debt
at $2.76 July 22, 2002                    209,776                210              577,907                                   578,117
Net income (loss)                                                                                     (35,700)             (35,700)
                                         ---------       ------------    ----------------        --------------      ---------------
BALANCE, DECEMBER 31, 2002                427,045                427            3,195,688          (3,484,341)            (288,226)
Issuance of common stock for cash at
$10.03 on June 18, 2003.                    7,140                  7               71,627                                    71,634

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)


                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY


                            (Stated in U.S. Dollars)


                                                                                                  Deficit
                                                                                                Accumulated
                                                Common Stock                Additional            During             Total
                                         ----------------------------          Paid             Development      Stockholders'
                                           Shares            Amount         in Capital             Stage            Deficit
                                         ----------------------------    ----------------    ----------------   ---------------
Net income (loss)                                      $                 $                   $      (63,877)     $    (63,877)
                                         ---------     --------------    ----------------    ----------------   ---------------
BALANCE, DECEMBER 31, 2003                434,185                434           3,267,315         (3,548,218)         (280,469)
Net income (loss)                                                                                    206,969           206,969
                                         ---------     --------------    ----------------    ----------------   ---------------
BALANCE, DECEMBER 31, 2004                434,185                434           3,267,315         (3,341,249)          (73,500)
Net income (loss)                                                                                   (62,000)          (62,000)
                                         ---------     --------------    ----------------    ----------------   ---------------
BALANCE, DECEMBER 31, 2005                434,185                434           3,267,315         (3,403,249)         (135,500)
Issuance of Stock to retire Debt at
$0.01 on December 21, 2006                500,000                500               4,500                                 5,000
Net income (loss)                                                                                  (233,955)         (233,955)
                                         ---------     --------------    ----------------    ----------------   ---------------
BALANCE, DECEMBER 31, 2006                934,185                934           3,271,815         (3,637,204)         (364,455)
Shares issued to pay for expenses at    4,900,000              4,900              44,100                                49,000
$0.01 on March 13, 2007
Shares issued to pay for expenses at    2,805,000              2,805              25,245                                28,050
$0.01 on December 7, 2007
Net income (loss)                                                                                  (145,487)         (145,487)
                                         ---------     --------------    ----------------    ----------------   ---------------
BALANCE, DECEMBER 31, 2007              8,639,185              8,639           3,341,160         (3,782,691)         (432,892)
Issuance of common stock for services     291,000                291               9,459                                 9,750
Net income (loss)                                                                                   (37,958)          (37,958)
                                         ---------     --------------    ----------------    ----------------   ---------------
BALANCE, DECEMBER 31, 2008              8,930,185              8,930           3,350,619         (3,820,649)         (461,100)
Net income (loss)                                                                                   (31,302)          (31,302)
                                         ---------     --------------    ----------------    ----------------   ---------------
BALANCE, DECEMBER 31, 2009                                     8,930           3,350,619         (3,851,951)         (492,402)
                                        8,930,185
Issuance of  convertible notes                                                   443,024                               443,024
Stock-based compensation                                                           4,054                                 4,054
Net income (loss)                                                                                  (253,700)         (253,700)
                                         ---------     --------------    ----------------    ----------------   ---------------
BALANCE, SEPTEMBER 30, 2010             8,930,185      $       8,930     $     3,797,697     $   (4,105,651)     $   (299,024)
                                         =========     ==============    ================    ================   ===============

              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS


                            (Stated in U.S. Dollars)


                                                                                                                December 15, 1998
                                                          Nine months Ended             Year Ended             (Date of Inception)
                                                         September 30, 2010         December 31, 2009         To September 30, 2010
                                                        --------------------       -------------------       -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                $          (253,700)       $          (31,302)       $           (1,351,179)
Adjustment to reconcile net loss to cash used in
operating activities

  Consulting fees settled with stock                                      -                         -                         8,250
  Expenses paid with stock                                                -                         -                        59,205
  Stock-based compensation on consulting services                     4,054                                                   4,054
  Amortization of convertible notes discount                        147,269                         -                       147,269
  Imputed interest on the promissory notes                           16,241                         -                        16,241

Changes in assets and liabilities:
Accounts payable and accrued liabilities                            (4,521)                    17,010                        70,059
  Accounts payable - related parties                                 24,880                         -                        24,880
                                                        --------------------       -------------------       -----------------------
Cash used in operating activities - continued operations           (65,777)                  (14,292)                   (1,021,221)
Cash used in operating activities - discontinued                          -                         -                   (1,977,551)
operations
                                                        --------------------       -------------------       -----------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                        (65,777)                  (14,292)                   (2,998,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - continued operations                  -                         -                             -
Cash used in investing activities - discontinued
operations                                                                 -                         -                    (708,390)
                                                         -------------------       -------------------       -----------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                -                         -                    (708,390)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related parties promissory notes                     76,225                     8,775                       494,047
  Proceeds from issuance of common stock                                  -                         -                     3,359,549
                                                        --------------------       -------------------       -----------------------
Cash provided by financing activities - continue                     76,225                     8,775                     3,853,596
operations
Cash used in financing activities - discontinued                          -                         -                     (135,986)
operations
                                                        --------------------       -------------------       -----------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          76,225                     8,775                     3,717,610

Net increase (decrease) in cash and cash equivalents                 10,448                   (5,517)                        10,448
Cash and cash equivalents at beginning of period                          -                     5,517                             -
                                                        --------------------       -------------------       -----------------------
Cash and cash equivalents at end of period             $             10,448       $                 -       $                10,448
                                                        ====================       ===================       =======================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for

   Interest                                                               -     $                   -    $                   21,981
                                                        ====================       ===================       =======================
   Income taxes                                      $                    -     $                   -    $                        -
                                                        ====================       ===================       =======================
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
   Convert loan payable - related parties to Convertible
notes                                                $              443,024     $                   -    $                  443,024
                                                        ====================       ===================       =======================

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - NATURE AND CONTINUES OF OPERATIONS (CONTINUED)

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

     e) Depreciation and Amortization

        Property and equipment are stated at cost. Depreciation is calculated on a diminishing balance basis over the estimated useful lives of the assets, generally five to seven years. Trademarks and patents are depreciated on a straight-line basis over a period of twenty years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

  I. Stockholder loans:

     On June 12, 2010, pursuant to a letter of default on accounts payable owed to a Director an Officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note ('Note") dated June 1, 2010 and due on May 31, 2011. The conversion price of the Note is $0.01. As of June 12, 2010, using the guidance provided in ASC 470-20-25, we evaluated the Note and concluded that the convertible promissory note did have an embedded beneficial conversion feature. The embedded beneficial conversion feature was valued and had been recognized as additional paid-in-capital by allocating a portion of the proceeds equal to the intrinsic value of the feature. The resulting discount on the Note is amortized to interest expense using the effective interest method over the life of the Note.

     The carrying value and terms of the Note is as following:


                                                            September  30, 2010
                                                             -------------------
        Face value due May 31, 2011                         $            443,024
        Less: Unamortized discount                                     (295,755)
                                                             -------------------
        Carrying value:                                     $            147,269
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

     On June 12, 2010, the Company entered into an engagement agreement (the "Engagement") with Mr. Petkanas. This Engagement became effective on June 1, 2010 and expired on September 30, 2010 (the "Interim Period") subject to an additional six month renewal upon the mutual written consent of the parties (the "Remaining Period"). The Remaining Period shall begin on October 1, 2010 and end on March 31, 2011 and shall be subject to an additional twelve month renewal upon mutual written consent of the parties. Pursuant to the Engagement, (i) the Company shall pay Mr. Petkanas a fee at the annual base rate of Sixty Thousand Dollars ($60,000); (ii) the annual base rate will be increased to One Hundred and Forty Thousand Dollars ($140,000) upon the Company securing financing of at least Two and One Half Million Dollars ($2,500,000) during the Interim Period and Remaining Period; (iii) upon the Company completing any merger that provides a going concern value to the Company whereby financing of at least Two and One Half Million Dollars ($2,500,000) is placed for the purposes of internal growth, a merger, or consolidation with another going concern. The Company will pay Mr. Petkanas an additional bonus compensation in the sum of One Hundred Thousand Dollars ($100,000); (iv) the Company shall issue Mr. Petkanas options to purchase One Hundred and Fifty Thousand (150,000) shares of common stock of the Company with an exercise price equal to Thirty cents ($.30) and expiring in five (5) years from the date of issue for the Engagement during the Interim Period, which date of issue is June 1, 2010, and in the event the Interim Period is extended through the Remaining Period, the Company shall issue to Mr. Petkanas options to purchase Three Hundred and Fifty Thousand (350,000) shares of common stock of the Company with an exercise price equal to Thirty cents ($.30) and expiring in five
     (5) years from date of issue of the Engagement.

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

The components of the net deferred tax asset are summarized below for the years ended September 30, 2010 and December 31, 2009:

                                                                   September 30,          December 31,
                                                                        2010                  2009
                                                                        ----                  ----

  Deferred tax asset
                                                               $           264,399      $      175,604
             Less valuation allowance
                                                                          (88,795)           (175,604)
                                                                  -----------------        ------------
             Net deferred tax assets                           $                 -      $            -
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

The Company has no tax positions at September 30, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
                                      F-13

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

   o (euro) 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010, on the same date of the delivery of the first module of the "Refiner Full" plant;
   o (euro) 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the "Refiner Full" plant;
   o (euro) 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010, on the same date of delivery of the third module of the "Refiner Full" plant;
   o (euro) 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the "Refiner Full" plant;
   o (euro) 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the "Quadruple Rubber Tiles" plant;
   o (euro) 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the "Quadruple Rubber Tiles" plant; (euro)o 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the "Quadruple Rubber Tiles" plant;
   o (euro) 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth and last module of the "Quadruple Rubber Tiles" plant;

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

NOTE 10 - SUBSEQUENT EVENTS-CONTINUED

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

By:    /s/ Antonio Care
       --------------------------
Name:  Antonio Care
Title: President, Principal Executive Officer and Member of the Board of
       Directors
Date:  July 20, 2011

By:    /s/ Martin Sergi
       --------------------------
Name:  Martin Sergi
Title: Principal Financial Officer, Secretary, Treasurer and Member of the Board
       of Directors
Date:  July 20, 2011


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:    /s/ Antonio Care
       --------------------------
Name:  Antonio Care
Title: President, Principal Executive Officer and Member of the Board of
       Directors
Date:  July 20, 2011

By:    /s/ Martin Sergi
       --------------------------
Name:  Martin Sergi
Title: Principal Financial Officer and Member of the Board of Directors
Date:  July 20, 2011

By:    /s/ Marco Alfonsi
       --------------------------
Name:  Marco Alfonsi
Title: Chief Operating Officer and Member of the Board of Directors
Date:  July 20, 2011