Form 10-Q/A
period 2011-03-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2011-07-27
CIK 1099332

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

ITEM 6. EXHIBITS

.................................................................................
3.(i) :Certificate  of  Amendment to    :Incorporated by reference to the
      :Articles of Incorporation        :Exhibits  filed  with  the Company's
      :                                 :Report on Form 10-KSB filed with the
      :                                 :Securities and Exchange Commission on
      :                                 :April 14, 2008.
.................................................................................
3.(ii):Amended and Restated Bylaws      :Incorporated by reference to the
      :                                 :Exhibits filed with the Company's
      :                                 :Report on Form 10-KSB filed with the
      :                                 :Securities and Exchange Commission on
      :                                 :April 2, 2007.
.................................................................................
10.1  :Joint Venture Agreement between  :Filed herewith
      :the Company and TIRES SpA dated  :
      :June 16, 2010                    :
.................................................................................
10.2  :Convertible promissory note      :Filed herewith
      :between the Company and Antonio  :
      :Care dated June 1, 2010          :
.................................................................................
10.3  :Engagement agreement between     :Filed herewith
      :the Company and Dean Petkanas    :
.................................................................................
31.1  :Section 302 Certification -      :Filed herewith
      :Principal Executive Officer      :
.................................................................................
31.2  :Section 302 Certification  -     :Filed herewith
      :Principal Financial Officer      :
.................................................................................
32.1  :Certification Pursuant to 18     :Filed herewith
      :U.S.C. Section 1350 as adopted   :
      :pursuant to Section 906 of the   :
      :Sarbanes-Oxley Act of 2002       :
.................................................................................
32.2  :Certification Pursuant to 18     :Filed herewith
      :U.S.C. Section 1350 as adopted   :
      :pursuant to Section 906 of the   :
      :Sarbanes-Oxley Act of 2002       :
.................................................................................

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TIRE INTERNATIONAL ENVIRONMENTAL
                                        SOLUTIONS INC.
DATE:   July 20, 2011                   By:        /S/ ANTONIO CARE
                                                   -----------------------------
                                        Name:      Antonio Care
                                        Title:     President, Principal
                                                   Executive Officer

DATE:   July 20, 2011                   By:        /S/ MARTIN SERGI
                                                   -----------------------------
                                        Name:      Martin Sergi
                                        Title:     Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer

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

Date: July 20, 2011                     By:        /s/Antonio Care
                                                   -----------------------------
                                        Name:      Antonio Care
                                        Title:     Principal Executive Officer

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

Date: July 20, 2011                     By:        /s/Martin Sergi
                                                   -----------------------------
                                        Name:      Martin Sergi
                                        Title:     Principal Financial Officer

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