Form 10-Q
period 2011-06-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2011-08-19
CIK 1099332

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 2011

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

                                 (843) 761-7955
              (Registrant's telephone number, including area code)

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

                                                            Yes [  ]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           26,543,185 COMMON SHARES OUTSTANDING AS OF AUGUST 18, 2011
  (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                               TABLE OF CONTENTS


                                                                          Page
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                              4

Item 2.   Management's Discussion and Analysis of Financial                 18
          Condition and Results of Operations


Item 3.   Quantitative and Qualitative Disclosures About                    24
          Market Risk

Item 4T.  Controls and Procedures                                           24

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 24

Item 1A.  Risk Factors                                                      24

Item 2.   Unregistered Sales of Equity Securities and                       24
          Use of Proceeds

Item 3.   Defaults Upon Senior Securities                                   25

Item 4.   Removed and Reserved                                              25

Item 5.   Other Information                                                 25

Item 6.   Exhibits                                                          26

          Signatures                                                        26

                                     PART I

ITEM 1.          FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the nine months ended September 30, 2010.




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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                             INTERIM BALANCE SHEETS
                            (Stated in U.S. Dollars)
                             ----------------------

                                                June 30,          September 30,
                                                  2011                 2010
                                             -------------        --------------
                  ASSETS                       (Unaudited)
Current Assets
   Cash                                 $            1         $          10,448
   Accounts Receivable                           8,128
   Inventory                                     7,878
   Prepaid Expenses                             65,000
   Other Current Assets                          4,824
                                        -----------------      -----------------

TOTAL ASSETS                             $       85,831        $          10,448
                                        =================      =================

           LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued          $        159,301      $          71,613
    liabilities
  Accounts payable - related parties              25,238                  24,880
   Accrued payroll and payroll taxes              72,447                       -
   Loan payable - related parties                235,394                  51,023
   Convertible notes - related party             326,166                 161,956
                                        ----------------       -----------------
TOTAL CURRENT LIABILITIES                        818,546                 309,472


STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value
    1,000,000 shares authorized, none issued           -                       -
Common Stock
    $0.001 par value, authorized 100,000,000 shares
Issued and outstanding 25,843,185 shares
    at June 30, 2011 and 8,930,185 shares
    at September 30, 2010                         25,843                   8,930
Additional paid in capital                     4,037,883               3,797,697
Accumulated deficit                          (4,796,442)             (4,105,651)
                                        ----------------       -----------------
TOTAL STOCKHOLDERS' DEFICIT                    (732,715)               (299,024)
                                        ----------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'      $        85,831       $          10,448
 DEFICIT                                ================       =================




             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                        INTERIM STATEMENTS OF OPERATIONS
           For the three and nine months ended June 30, 2011 and 2010

                                  (Unaudited)
                            (Stated in U.S. Dollars)
                             ----------------------

                                        Three months             Nine Months
                                        Ended June 30,          Ended June 30,

                                       2011      2010      2011      2010
                                  ----------------------------------------------


   REVENUE
                                 $  130,734   $     -    $ 130,734    $     -
   COST OF GOODS SOLD                75,514                 75,514
        Gross Profit                -------               --------
                                     55,220                 55,220
   EXPENSES
   Operating expenses                 6,752                  6,752
   Selling, general and
   administrative                    37,151        577      63,844         2,230
   Professional fees                 24,200      1,865      64,739        15,000
   Salaries and consulting           42,711     33,890     273,911        36,413
                                    --------   --------    --------     --------

   NET INCOME (LOSS) FROM           (55,594)   (36,332)    (354,026)    (53,643)
   OPERATIONS

   OTHER INCOME AND EXPENSES
   Interest expense                 (88,388)   (42,606)   (336,766)     (48,800)
                                   --------   --------    --------      --------
                                    (88,388)   (42,606)   (336,766)     (48,800)
   Income( tax) benefit                  -            -          -            -
                                    --------   --------    --------     --------
   NET LOSS                      $(143,982)  $ (78,938)  $(690,792)   $(102,443)
                                    ========  =========   =========     ========

   BASIC AND DILUTED LOSS        $   (0.01)   $  (0.01)  $   (0.07)      (0.01)
   PER SHARE                        ========  =========  ==========     ========

   Basic and diluted weighted
   average number of shares       9,829,449   8,930,185   9,302,782    8,930,185
                                  ==========  =========  ==========    =========



             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                        INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                For the Nine months ended June 30, 2011 and 2010
                            (Stated in U.S. Dollars)

                                                                                  Nine months ended
                                                                                       June 30,
                                                                                 2011              2010
                                                                              -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                   $   (690,792)     $    (102,443)
Adjustment to reconcile net loss to cash used in
operating activities
  Consulting fees settled with stock                                               84,000                  -
  Expenses paid with stock                                                          8,600                  -
  Stock-based compensation on consulting services                                       -                779
  Amortization of convertible notes discount                                      295,755             35,296
  Imputed interest on the promissory notes                                         32,956              3,983
Changes in assets and liabilities:
  Accounts Receivable                                                             (8,128)            (7,042)
  Inventory                                                                       (7,878)                  -
  Other Current Assets and Prepaid Bond Expenses                                 (69,824)                  -
  Accounts payable and accrued liabilities                                        160,135                  -
  Accounts payable - related parties                                                  358              5,000
                                                                              -----------       ------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                     (194,818)           (64,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - continued operations                                -                  -
                                                                              -----------       ------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                             -                  -

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on related parties loan                                               (10,000)                  -
  Proceeds from related parties loan payable                                      194,371             64,427
  Proceeds from issuance of common stock                                                -                 -
                                                                              -----------       ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                       184,371             64,427

Net increase (decrease) in cash and cash equivalents                             (10,447)                  -
Cash and cash equivalents at beginning of period                                   10,448                  -
                                                                              -----------       ------------
Cash and cash equivalents at end of period                                  $           1     $            -
                                                                              ===========       ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for
  Interest                                                                  $           -     $            -
                                                                              ===========       ============
  Income taxes                                                              $           -     $            -
                                                                              ===========       ============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:
  Convertible note conversion into common stock                             $     164,500     $            -
  Convert loan payable - related parties to convertible notes               $           -     $      443,024
                                                                              ===========       ============

             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2011
                                  (Unaudited)

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

      The Company as of March 31, 2011 was an inactive shell company and became an operating company with the commencement of operations in Moncks Corner, South Carolina during the third fiscal quarter. To facilitate the commencement of operations the Company in April, 2011 formed a wholly owned subsidiary, Tonmik Import/Export Solutions, Inc.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2011
                                  (Unaudited)
      The financial statements shown in this report include the accounts of the Company and its wholly owned subsidiary as outlined in the notes above. These financial statements are presented from the inception date of December 15, 1998 which was the date of incorporation of I Vision U.S.A, Inc. as this company was the prior operating entity.

b) Company Operations

      During the current fiscal year the Company has taken several steps to further its business objective and as a result the Company has emerged from inactive to operating status in May, 2011. The Company's operations were initiated through a series of short term agreements with two companies that operate and own tire recycling and recycled rubber product manufacturing equipment. Energy City, LLC ("Energy City") is a scrap tire collection and tire derived fuel production company which owns tire collection and shredding equipment purchased from Charles View Transport, Inc. ("Charlesview"), the prior operator. Energy City has operated a tire collection, shredding and crumb rubber facility at 1620 Cypress Gardens Road, Moncks Corner, South Carolina 29461 (the "Moncks Corner Facility") since December 1, 2010 under a lease agreement. Charlesview remains the owner of most of the tire recycling and crumb rubber manufacturing equipment at the Moncks Corner Facility.

      The Company's operation currently consists of order fulfillment for Charlesview from sales generated on an internet web site owned by Charlesview and through distributors. The Company receives scrap tire shreds from Energy City which are processed to remove and sell scrap steel and size, color and package the recycled rubber into the finished products sold as rubber landscape mulch and rubber playground safety flooring.

      In anticipation of its long term operations, the Company has entered into a Letter of Intent to acquire Viva Recycling of South Carolina, Inc., a Delaware corporation ("Viva") which was organized for the purpose of developing an integrated tire recycling, crumb rubber manufacturing and molded recycled rubber product business by consolidating the base assets and companies through a series of acquisitions. Viva's acquisition targets include Charlesview and Energy City which are licensed to accept and process waste tires and abatement tires pursuant to contracts with governmental units, private individuals and other companies and operate the Moncks Corner Facility. The integrated business of accepting waste tires, processing waste tires, operating the Moncks Corner Facility and making molded rubber products, collectively, is the "Core Business".

      Viva will utilize the Company's $30.5 million allocation and inducement resolution for private activity bond issued authorized by the South Carolina Jobs - Economic Development Authority (the "JEDA Bonds") to complete the purchases of the assets required for the Core Business. The merger will be contingent upon Viva being able to close the JEDA Bonds in the amount of at least $25 million. The proceeds of the JEDA Bonds will be used by Viva to acquire the 22 acres of land, the 98,000 square foot tire recycling complex and the related improvements, purchase certain molding equipment currently located in China, purchase the equipment from Tire Spa to expand the facility, to pay the JEDA Bond closing costs and fund a debt service reserve, capitalized interest fund and working capital.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2011
                                  (Unaudited)
      The Company to facilitate its merger with Viva has negotiated an exclusive license agreement with a manufacturer of molded recycled rubber finished products for sale; has negotiated an inventory and equipment consignment sale agreement with the licensee's bank, has signed a Joint Venture Agreement providing the required technology with an Italian manufacturer of recycled rubber molding equipment; has received a $30.5 million allocation and inducement resolution for the JEDA Bonds; is negotiating the purchase agreement to acquire the 22 acre and 98,000 square foot tire recycling facility in South Carolina, is negotiating stock and asset purchase agreements to acquire Energy City and Charlesview to acquire the required federal, state and local permits to operate at the Moncks Corner Facility and the tire recycling equipment needed to manufacture the Company's new product lines; and has retained the services of Guggenheim Securities, to assist it in placing the JEDA Bonds. The Company has received a series of South Carolina and Berkeley County real estate, personal property, sales and income tax incentives and job training grants to locate its operations in Berkeley County, SC which the Company expects will provide the Company reimbursement for costs of up to $1 million and reduce or eliminate real estate, personal property, sales and income taxes by over $4 million over the life of the project. The Company is also working to supply the operations with scrap tires from various locations. These suppliers will use truck, local South Carolina port facilities and an on site rail spur to deliver the raw material. All of these agreements are further described in Notes 8 and 9.

c) Basis of presentation

      On November 3, 2010, the Board of Directors of the Company, by quorum, approved a change of the fiscal year end from December 31 to September 30 effective as of November 3, 2010. The change was made to align its fiscal periods more closely with the seasonality of its business and improve comparability with industry peers.

d) Going Concern

      As of June 30, 2011, the Company has an accumulated deficit of $4,796,442. The Company has emerged from its inactive status during May 2011 and expects to complete its planned acquisitions through Viva and JEDA Bond financing. During 2010 the Company decided to pursue the development of a fully integrated tire recycling and recycled rubber finished product manufacturing business. In February, 2011 the Company identified a location in Moncks Corner, South Carolina and has received a series of state and local grants and real estate, personal property, sales and income tax abatements. The Company is moving forward with its business plan in South Carolina and became operational in the Company's third fiscal quarter. The Company is in the process of negotiating a series of agreements to acquire the facilities and equipment necessary to carry out its long term business plan. While the completion of these agreements provide the Company with a portion of the required capital through the issuance of the Company's common stock, it will need to complete the JEDA Bond issue, an alternative debt issue or negotiate a long term lease to pursue its long term business plan. At the time of this report the Company has only received some of the required approvals from the South Carolina agencies, therefore, the Company can not complete the agreements and has not completed the additional capital agreements required to be in full operations. These factors create an uncertainty about the Company's ability to continue as a going concern.

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2011
                                  (Unaudited)
c) Comprehensive Income

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

j) Advertising Costs

        The Company recognizes advertising expense on the cost of communication advertising in the period in which the advertising space or airtime is used. There were no advertising costs for the nine months ended June 30, 2011 and 2010.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2011
                                  (Unaudited)

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

NOTE 4 - RELATED PARTIES TRANSACTIONS

I.    Stockholder loans:

      On June 12, 2010, pursuant to a letter of default on accounts payable owed to Antonio Care, a Director and Officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note ('Note") dated June 1, 2010 and due on May 31, 2011. The conversion price of the Note is $0.01. As of June 12, 2010, using the guidance provided in ASC 470-20-25, we evaluated the Note and concluded that the convertible promissory note has an embedded beneficial conversion feature. The embedded beneficial conversion feature was valued and had been recognized as additional paid-in-capital by allocating a portion of the proceeds equal to the intrinsic value of the feature. The resulting discount on the Note was amortized to interest expense using the effective interest method over the life of the Note. $164,500 of the Note was converted on June 27, 2011 by the Note holder into 16,450,000 shares which were transferred to a series of individuals in exchange for the transfer of Company obligations due to these individuals in the amount of $164,500 to the Mr. Care.

      During the nine months ended June 30, 2011, the Company accrued interest of $32,956 related to the Note. An amount of $326,166 is reflected on the Company's balance sheets as Convertible note - related parties including the carrying value of $278,524 disclosed above, as well as accrued interest to June 30, 2011 totaling $47,642.

      As of June 30, 2011 Mr. Antonio Care, an officer and Director of the Company, had outstanding loans to the Company in the amount of $205,522. The loans bear 10% interest and are due on demand.

      During the nine months ended June 30, 2011, the Company received operating funds from two of our shareholders in the amount of $76,191 creating a balance of loan at March 31, 2011 of $87,191. The loans were transferred on June 27, 2011by these shareholders to Mr. Antonio Care in exchange for 9,950,000 shares of Company common shares owned by Mr. Care. During the nine month period ended June 30, 2011, the Company paid the principal in the amount of $10,000.

      During the nine months ended June 30, 2011, the Company received operating funds from Tonmik which is wholly owned by Antonio Care, the Company's Chief Executive Officer in the amount of $29,680. The loans bear 10% interest and are due on demand.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2011
                                  (Unaudited)

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

      On December 1, 2010, the Company entered into an employment agreement with Mr. Antonio Care, a Chief Executive Officer of the Company. In consideration of his performance of duties and responsibilities, the Company will pay Mr. Care a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company. As of June 30, 2011 Mr. Care was due $70,000 in accrued salary.

      On December 1, 2010, the Company entered into an employment agreement with Mr. Marco Alfonsi, a Chief Operating Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Alfonsi a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company. In May, 2011 Mr. Alfonsi informed the Board of Directors that he was resigning as Director and Chief Operating Officer and that he agreed to reduce his total compensation to $15,000 for his period served.

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

      On December 1, 2010, the Company entered into an employment agreement with Mr. Martin Sergi, the Chief Financial Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Sergi a base salary of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.

      On June 27, 2011 the Company issued 100,000 shares of restricted common stock to each Andrew Acho, James H. Rozier, Jr. and Serji Amirkhanian. These individuals have agreed to join as members of the Company's Board of Directors. The term of these directorships will commence upon the Company obtaining Director and Officer's Insurance Coverage. The shares issued were valued based on the market value of the Company stock on issuance date at $60,000.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2011
                                  (Unaudited)

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

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, financial media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK was paid a one-time cash setup fee of $2,000 and for the three month period $2,000 in cash payment per month and 6,000 shares. The 18,000 shares of restricted common stock of the Company were valued at $3,600. The Company has extended the contract with HAWK through November 1, 2011 agreeing to pay $2,000 per month beginning July 1, 2011 and issuing an additional 84,000 shares of the Company's restricted common stock. Upon successful completion of the South Carolina JEDA Bond financing HAWK will receive $8,000 per month in cash compensation and will receive a bonus of 100,000 of restricted common shares.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ("AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private and public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, AQUILINE was paid a retainer fee of $50,000; and (ii) was issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance. The shares issued were valued at $24,000.

On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and as a payment in lieu of cash issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company. The shares issued were valued at $5,000.

On June 27, 2011 the Company issued 100,000 shares of restricted common stock to each Andrew Acho, James H. Rozier, Jr. and Serji Amirkhanian. These individuals have agreed to join as members of the Company's Board of Directors. The term of these directorships will commence upon the Company obtaining Director and Officer's Insurance Coverage. The shares issued were valued at $60,000.

On June 12, 2010, pursuant to a letter of default on accounts payable owed to Antonio Care, Director and Chief Executive Officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note ('Note") dated June 1, 2010 and due on May 31, 2011. The conversion price of the Note is $0.01 per common share. On June 27, 2011 Antonio Care assigned the 16,450,000 shares received on the exercised his conversion rights on $164,500 of the Note. Mr. Care received $164,500 of related party notes and other accounts payable due by the Company in exchange for the assignment of the 16,450,000 shares received from the partial conversion of the Note.

As of September 30, 2010 and June 30, 2011 the Company had 8,930,185 and 25,843,185 shares of common stock outstanding, respectively.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2011
                                  (Unaudited)

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

The following table summarized information on the Company's option:


                                                                     Number                Weighted Average
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

The components of the net deferred tax asset are summarized below for the years ended September 30, 2010 and March 31, 2011:

                                                                      June 30,            September 30,
                                                                        2011                  2010

             Deferred tax asset                                $           506,176      $      264,399

             Less: valuation allowance                                   (506,176)           (264,399)
                                                                  -----------------        ------------
                                                               $                 -                   -
             Net deferred tax assets                                                    $
                                                                  =================        ============





The net operating loss carryforward as of September 30, 2010 for federal and state income tax purposes was approximately $755,425. The carryforwards begin to expire in fiscal year 2019. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended September 30, 2010 was $88,795 and for the nine months ended June 30, 2011 was $241,777. The figures reflect those of the Company and its wholly owned subsidiary, Tonmik Import Export Solutions, Inc. only, as all previously operating subsidiaries are now divested.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1 on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2011
                                  (Unaudited)
NOTE 8 - COMMITMENTS AND CONTINGENCIES

Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the "Agreement") with Tires SpA. ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase by the Company of TIRES proprietary equipment, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment by the Company of 75% cash from the JEDA Bond proceeds and 25% of the Company common stock on at a deemed price of $0.50 per share. Therefore the Company will be required to issue up to a total of 8,160,000 shares of common stock to TIRES if all the TIRES proprietary equipment is required. Upon the issuance of the first shares to TIRES, TIRES shall have the right to appoint a representative to the Board of Directors of the Company.

According to the agreement between the parties, if the initial payment was not made by July 30, 2010, the contract will be null and void. The Company negotiated with several potential funders but was not be able to make the payment date of July 30, 2010. Currently, there is an amended agreement extending the payment date to the JEDA Bond closing.

On January 18, 2011, the Company completed a Purchase Agreement with Antonio Care, the Company's Chief Executive Officer. Under the Agreement, the Company subject to certain conditions is acquiring all of the outstanding stock of Tonmik Import/Export Solutions, Inc ("Tonmik China"). Tonmik China is a Montreal based distributor of recycled rubber products to big box retailers that are currently manufactured using purchased recycled crumb rubber at its facility in China. Tonmik has been operating its Chinese manufacturing facility for 6 years. The Company expects to develop a fully integrated scrap-tire-to-finished product business capitalizing on the consumer demand for Tonmik China finished product order flow that could not be met with the Tonmik Chinese facilities. Tonmik
China could not deliver the required conditions precedent to close this transaction and as a result the Company has terminated the Agreement.

During April 2011, the Company negotiated an exclusive license agreement with Tonmik China, to manufacture the Tonmik China Product Line in the United States, which will allow the Company produce these products at its South Carolina operations. The Company has also negotiated an inventory and equipment consignment sale agreement with Tonmik China's bank to sell all of the inventory and equipment owned by Tonmik China through its distribution channels.

On February 10, 2011, the Company completed an Investment Banking Engagement Agreement with Stone & Youngberg, LLC ("Stone"). Under the Agreement, the Company has retained Stone to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Stone of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. On March 17, 2011, the Company terminated this agreement to sign a similar agreement with another Investment Banker.

On March 17, 2011, the Company entered into an Investment Banking Engagement Agreement with Guggenheim Securities, LLC ("Guggenheim"). Under the Agreement, the Company has retained Guggenheim to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Guggenheim of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. The Company evaluated proposed Projects with Guggenheim in New Jersey, Pennsylvania and South Carolina to select the Moncks Corner, South Carolina facility for the Company's tire recycling and finished product manufacturing business. The Company has also received an allocation and inducement resolution for up to $30.5 million of JEDA Bonds. The Company, as part of the Project, is expecting to arrange $10 million in new equity capital to support the debt financing. The Company will also pay Guggenheim for expenses incurred under the Agreement.

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 2011
                                  (Unaudited)

On March 31, 2011, the Company terminated a December 14, 2010 Financial Advisory and Investment Banking Engagement Agreement with CIM Securities, LLC of Centennial, Colorado ("CIM"). Compensation under the agreement was based on the successful completion by the Company of privately placed capital financings, mergers, acquisitions or licensing agreements for which CIM provided financial advisory services. The Company has paid CIM a non-refundable deposit of $25,000 against fees and expenses incurred under the agreement. The deposit was expensed during the nine months ended June 30, 2011.

NOTE 9 - SUBSEQUENT EVENTS

In anticipation of its long term operations, the Company in August, 2011 entered into a Letter of Intent to acquire Viva Recycling of South Carolina, Inc., a Delaware corporation ("Viva") which was organized for the purpose of developing an integrated tire recycling, crumb rubber manufacturing and molded recycled rubber product business by consolidating the base assets and companies through a series of acquisitions. Viva's acquisition targets include Charlesview and Energy City which are licensed to accept and process waste tires and abatement tires pursuant to contracts with governmental units, private individuals and other companies and operate a tire collection, shredding and crumb rubber facility at 1620 Cypress Gardens Road, Moncks Corner, South Carolina 29461. The integrated business of accepting waste tires, processing waste tires, operating the Moncks Corner Facility and making molded rubber products, collectively, is the "Core Business".

On July 26, 2011 the Company entered into two Equipment Purchase Agreements (the "Agreements") with a third party recycling company (the "Seller"). Under the Agreements the Company has acquired a Barclay Tire Shredder and a Tire Buffing System (the "Equipment"). The Equipment will be installed at the Company's new US tire recycling and finished product manufacturing facility in Moncks Corner, SC (the "Facility"). The Company paid a purchase price of $125,000 for the equipment with a $20,000 down payment and the Seller provided $105,000 non-interest bearing financing under the Agreements. The Seller financing is due in 15 monthly installments of $7,000 with an earlier retirement of any outstanding balance due upon the successful completion by the Company of its anticipated privately placed corporate non-rated debt financing for the Facility.

On July 27, 2011 the Company entered into a consulting agreement with Intuitive Research. Under the agreement Intuitive Research will provide the Company a marketing study to be used in the Company's business plan and anticipated privately placed corporate non-rated debt financing, deliver a product line sales plan and execution plan, identify target big box sales and purchase orders for 2012 pipeline, develop the business to business sales plan including hospitality and commercial channels and to create and manage customer product demand programs such as social media, installers networks and product knowledge programs. The Company compensated the Intuitive Research through the issuance of 100,000 shares of its restricted common shares. The Company will also reimburse the Consultant for certain expenses on a monthly basis.

On July 27, 2011 the Company entered into a Consulting Agreement with HDRS, LLC ("HDRS"). Under the agreement HDRS will assist the Company develop corporate branding, setup logistics, optimize operations and process improvement, develop corporate go-forward strategy, recruit and hire workforce, assist with organizational development, facilitate presentations and tours at the Moncks Corner Facility and assist with and facilitate bond closing. The Company has compensated HDRS through the issuance of 500,000 shares of its restricted common shares.

On July 29, 2011 the Company sold 100,000 shares of its common stock in four separate transactions and issued three warrants to purchase 50,000 shares of its common stock at $0.40 per share. The price for the shares sold without warrants was $0.20 per share. The price for the shares sold with attached warrants was $0.40 per share.

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

On June 12, 2010, pursuant to a letter of default on accounts payable owed to Antonio Care, Director and Chief Executive Officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note ('Note") dated June 1, 2010 and due on May 31, 2011. The conversion price of the Note is $0.01 per common share. On June 27, 2011 Antonio Care assigned the 16,450,000 shares received on the exercised his conversion rights on $164,500 of the Note. Mr. Care received $164,500 of related party notes and other accounts payable due by the Company in exchange for the assignment of the 16,450,000 shares received from the partial conversion of the Note.

The  Company  has  been  seeking  acquisitions since it discontinued operations.
During 2010 the Company determined it would focus its effort in the tire recycling and recycled rubber finished product manufacturing industry.

The Company as of March 31, 2011 was an inactive shell company and became an operating company with the commencement of operations in Monks Corner, South Carolina during the third fiscal quarter. To facilitate the commencement of operations the Company in April, 2011 formed a wholly owned subsidiary, Tonmik Import/Export Solutions, Inc.

During the current fiscal year the Company has taken several steps to further its business objective and as a result the Company has emerged from inactive to operating status in May, 2011. The Company's operations were initiated through a series of short term agreements with two companies that operate and own tire recycling and recycled rubber product manufacturing equipment. Energy City Tire Recycling, LLC ("Energy City") is a scrap tire collection and tire derived fuel production company which owns tire collection and shredding equipment purchased from Charlesview Transport, Inc. ("Charlesview"), the prior operator. Energy City has operated at the Moncks Corner Facility since December 1, 2010 under a short term lease agreement. Charlesview remains the owner of most of the tire recycling and crumb rubber manufacturing equipment at the Moncks Corner Facility.

The Company's operation currently consists of order fulfillment for Charlesview from sales generated on an internet web site owned by Charlesview and through distributors. The Company receives scrap tire shreds from Energy City which are processed to remove and sell scrap steel and size, color and package the recycled rubber into the finished products sold as rubber landscape mulch and rubber playground safety flooring.

In anticipation of its long term operations, the Company has entered into a Letter of Intent to acquire Viva Recycling of South Carolina, Inc., a Delaware corporation ("Viva") which was organized for the purpose of developing an integrated tire recycling, crumb rubber manufacturing and molded recycled rubber product business by consolidating the base assets and companies through a series of acquisitions. Viva's acquisition targets include Charlesview and Energy City which are licensed to accept and process waste tires and abatement tires pursuant to contracts with governmental units, private individuals and other companies and operate a tire collection, shredding and crumb rubber facility at 1620 Cypress Gardens Road, Moncks Corner, South Carolina 29461 (the "Moncks Corner Facility"). The integrated business of accepting waste tires, processing waste tires, operating the Moncks Corner Facility and making molded rubber products, collectively, is the "Core Business".

Viva will utilize the Company's $30.5 million allocation and inducement resolution for private activity bond issued authorized by the South Carolina Jobs - Economic Development Authority (the "JEDA Bonds") to complete the purchases of the assets required for the Core Business. The merger will be contingent upon Viva being able to close the JEDA Bonds in the amount of at least $25 million. The proceeds of the JEDA Bonds will be used by Viva to acquire the 22 acres of land, the 98,000 square foot tire recycling complex and the related improvements, purchase certain molding equipment currently located in China, purchase the equipment from Tire Spa to expand the facility, to pay the JEDA Bond closing costs and fund a debt service reserve, capitalized interest fund and working capital.

The Company to facilitate its merger with Viva has negotiated an exclusive license agreement with a manufacturer of molded recycled rubber finished products for sale; has negotiated an inventory and equipment consignment sale agreement with the licensee's bank, has signed a Joint Venture Agreement providing the required technology with Tire SpA, an Italian manufacturer of recycled rubber molding equipment; has received a $30.5 million allocation and inducement resolution for the JEDA Bonds; is negotiating a purchase agreement to acquire the 22 acre and 98,000 square foot tire recycling facility in South Carolina, is negotiating stock and asset purchase agreements with Energy City and Charlesview to acquire the required federal, state and local permits to operate at the Moncks Corner Facility and the tire recycling equipment needed to manufacture the Company's new product lines; and has retained the services of Guggenheim Securities, to assist it in placing the JEDA Bonds. The Company has received a series of South Carolina and Berkeley County real estate, personal property, sales and income tax incentives and job training grants to locate its operations in Berkeley County, SC which the Company expects will provide reimbursement for costs of up to $1 million and reduce or eliminate real estate, personal property, sales and income taxes by over $4 million over the life of the project. The Company is also working to supply the operations with scrap tires from various locations. These suppliers will use truck, local SC port facilities and an on site rail spur to deliver the raw material.

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, financial media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK was paid a one-time cash setup fee of $2,000 and for the three month period $2,000 in cash payment per month and 6,000 shares. The 18,000 shares of restricted common stock of the Company were valued at $3,600. The Company has extended the contract with HAWK through November 1, 2011 agreeing to pay $2,000 per month beginning July 1, 2011 and issuing an additional 84,000 shares of the Company's restricted common stock. Upon successful completion of the South Carolina JEDA Bond financing HAWK will receive $8,000 per month in cash compensation and will receive a bonus of 100,000 of restricted common shares.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ("AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private and public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, AQUILINE was paid a retainer fee of $50,000; and (ii) was issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance. The shares issued were valued at $24,000.

On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and as a payment in lieu of cash issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company. The shares issued were valued at $5,000.

On June 27, 2011 the Company issued 100,000 shares of restricted common stock to each Andrew Acho, James H. Rozier, Jr. and Serji Amirkhanian. These individuals have agreed to join as members of the Company's Board of Directors. The term of these directorships will commence upon the Company obtaining Director and Officer's Insurance Coverage. The shares issued were valued at $60,000.

Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the "Agreement") with Tires SpA. ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase by the Company of TIRES proprietary equipment, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment by the Company of 75% cash from the JEDA Bond proceeds and 25% of the Company common stock on at a deemed price of $0.50 per share. Therefore the Company will be required to issue up to a total of 8,160,000 shares of common stock to TIRES if all the TIRES proprietary equipment is required. Upon the issuance of the first shares to TIRES, TIRES shall have the right to appoint a representative to the Board of Directors of the Company.

According to the agreement between the parties, if the initial payment was not made by July 30, 2010, the contract will be null and void. The Company negotiated with several potential funders but was not be able to make the payment date of July 30, 2010. Currently, there is an amended agreement extending the payment date to the JEDA Bond closing.

On January 18, 2011, the Company completed a Purchase Agreement with Antonio Care, the Company's Chief Executive Officer. Under the Agreement, the Company subject to certain conditions is acquiring all of the outstanding stock of Tonmik Import/Export Solutions, Inc ("Tonmik China"). Tonmik China is a Montreal based distributor of recycled rubber products to big box retailers that are currently manufactured using purchased recycled crumb rubber at its facility in China. Tonmik has been operating its Chinese manufacturing facility for 6 years. The Company expects to develop a fully integrated scrap-tire-to-finished product business capitalizing on the consumer demand for Tonmik China finished product order flow that could not be met with the Tonmik Chinese facilities. Tonmik
China could not deliver the required conditions precedent to close this transaction and as a result the Company has terminated the Agreement.

During April 2011, the Company negotiated an exclusive license agreement with Tonmik China, to manufacture the Tonmik China Product Line in the United States, which will allow the Company produce these products at its South Carolina operations. The Company has also negotiated an inventory and equipment consignment sale agreement with Tonmik China's bank to sell all of the inventory and equipment owned by Tonmik China through its distribution channels.

On February 10, 2011, the Company completed an Investment Banking Engagement Agreement with Stone & Youngberg, LLC ("Stone"). Under the Agreement, the Company has retained Stone to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Stone of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. On March 17, 2011, the Company terminated this agreement to sign a similar agreement with another Investment Banker.

On March 17, 2011, the Company entered into an Investment Banking Engagement Agreement with Guggenheim Securities, LLC ("Guggenheim"). Under the Agreement, the Company has retained Guggenheim to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Guggenheim of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. The Company evaluated proposed Projects with Guggenheim in New Jersey, Pennsylvania and South Carolina to select the Moncks Corner, South Carolina facility for the Company's tire recycling and finished product manufacturing business. The Company has received an allocation and inducement resolution for up to $30.5 million of JEDA Bonds. The Company, as part of the Project, is expecting to arrange $10 million in new equity capital to support the debt financing. The Company will also pay Guggenheim for expenses incurred under the Agreement.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, the Company had limited cash. Management estimates it will need $30,000,000 over the next six month period to meet its current business plan and to close on its planned merger with Viva. The funds will be expended as follows:

     o $25,000,000 to finalize the purchase or lease of land, building and improvements required to develop its the tire recycling and recycled rubber finished product manufacturing facility, equip the facility with the required recycling and manufacturing equipment which may include cash payments to be made under the Joint Venture Agreement with TIRES and the costs of financing,
    o $5,000,000 for general working capital which will include as yet undetermined amount of management fees, general and administration expenses including legal, accounting and audit.

Management is currently attempting to raise funds by way of either equity or loans.

On March 17, 2011, the Company entered into an Investment Banking Engagement Agreement with Guggenheim Securities, LLC ("Guggenheim"). Under the Agreement, the Company has retained Guggenheim to act as sole manager for the anticipated debt financing for the Company's new US tire recycling and finished product manufacturing project (the "Project"). Compensation under the Agreement is based on the successful completion by Guggenheim of a privately placed corporate obligation non-rated debt financing with net proceeds of $20 million for the Project. The Company evaluated proposed Projects with Guggenheim in New Jersey, Pennsylvania and South Carolina to select the Moncks Corner, South Carolina facility for the Company's tire recycling and finished product manufacturing business. The Company has received an allocation and inducement resolution for up to $30.5 million of JEDA Bonds. The Company, as part of the Project, is expecting to arrange $10 million in new equity capital to support the debt financing. The Company will also pay Guggenheim for expenses incurred under the Agreement.

At this time there are limited commitments for funding and it cannot be known whether the Company will be successful in raising the required funds to allow them to finalize their business plan. Should they not be successful, the Company would again be seeking acquisition opportunities and would revert back to shell company status. Management believes that the funds required to maintain minimal operations of regulatory filings will be available by way of loans from related parties, however, there is not a legal obligation for either management or stockholders to provide additional future funding. Should they fail to provide financing, the Company has completed financing agreements with any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the three month periods ended June 30, 2011 and 2010:

The Company began operations in the three months ended June 30, 2011 and recorded $130,734 in sales of recycled rubber finished products versus no revenues for the three month period ended June 30, 2010. The revenues were generated principally through the order fulfillment for Charlesview of color rubber landscape mulch and color rubber playground safety flooring.

Costs of Goods Sold were $75,514 for the three months ended June 30, 2011 and the Gross Margin for the period was $55,220 for a Gross Margin percentage of 42.2%. Costs of Goods Sold include labor, utilities, paint, raw material costs, packaging costs and delivery costs. There were no Costs of Goods Sold for the three month period ended June 30, 2010.

Total expenses for the three month period ended June 30, 2011 were $110,608 as compared to $36,332 for the three months ended June 30, 2010. The increase in expenses was mainly related to an increase in salaries of $20,821 as executives have been brought into the Company to focus on the development of the Company's tire recycling and recycled rubber finished product manufacturing business, additional legal fees of $8,150 associated with the business development, web site development costs of $12,130, travel to the South Carolina project of $7,228 and investor relations costs of $12,000.

Interest Expense increased from $42,606 for the three months ended June 30, 2010 to $88,388 for the three months ended June 30, 2011. The increase in interest was primarily due to the conversion of a non-interest bearing loan payable to a convertible promissory note bearing interest at 10% per annum. During the three months ended June 30, 2011 the interest charge associated with this convertible note included the amortization of $74,243 and accrued interest of $10,465. Additional accrued interest of $3,680 was recorded as a result of a series of related party loans from the Company's Chief Executive Officer.

The Company during this quarter converted from shell status to an operating company as it entered the tire recycling and recycled rubber finished product manufacturing business, but will continue to incur losses during the start up and construction period of it new facilities through the year ended September 30, 2011.

Loss per share for the three months ended June 30, 2011 and 2010 was $.01 and $.01, respectively.

Comparison of the nine month periods ended June 30, 2011 and 2010:

The Company began operations in the nine months ended June 30, 2011 and recorded $130,734 in sales of recycled rubber finished products versus no revenues for the nine month period ended June 30, 2010. The revenues were generated principally through the order fulfillment for Charlesview of color rubber landscape mulch and color rubber playground safety flooring.

Costs of Goods Sold were $75,514 for the nine months ended June 30, 2011 and the Gross Margin for the period was $55,220 for a Gross Margin percentage of 42.2%. Costs of Goods Sold include labor, utilities, paint, raw material costs, packaging costs and delivery costs. There were no Costs of Goods Sold for the nine months ended June 30, 2010.

Total expenses for the nine month period ended June 30, 2011 were $409,246 as compared to $53,643 for the nine months ended June 30, 2010. The increase in expenses was mainly related to an increase in salaries of $137,200 as executives have been brought into the Company to focus on the development of the Company's proposed tire recycling and recycled rubber finished product manufacturing business and currently expensed consulting fees of $99,000 resulting from the termination of non performing investment banking consultants to allow the Company to work exclusively with Guggenheim Securities, LLC to provide investment banking services for the South Carolina project and an increase in interest from $48,800 for the nine months ended June 30, 2010 to $336,766 for the nine months ended June 30, 2011.

The increase in interest expense was primarily due to the conversion of a non-interest bearing loan payable to a convertible promissory note bearing interest at 10% per annum. During the nine months ended June 30, 2011 the interest charge associated with this convertible note included the amortization of $295,755 and accrued interest of $32,956. Additional accrued interest of $8,055 was recorded as a result of a series of related party loans from the Company's Chief Executive Officer and two shareholders.

The Company during this quarter converted from shell status to an operating company as it entered the tire recycling and recycled rubber finished product manufacturing business, but will continue to incur losses during the start up and construction period of it new facilities through the year ended September 30, 2011.

Loss per share for the nine months ended June 30, 2011 and 2010 was $.07 and $.01, respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act due to insufficient staffing.

CHANGES IN INTERNAL CONTROLS

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Staff will be added to ensure effective internal controls and procedures by the Company's year end.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, Tonmik, and Mr. Antonio Care entered into a settlement agreement with a company and Tonmik creditor requiring the Company, Tonmik and Mr. Care to pay $25,000 on or before March 15, 2011. As of June 30, 2011 $17,500 was paid and $7,500 remains outstanding.

The Company is not a party to any other legal proceedings and is not aware of any other pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 12, 2010, pursuant to a letter of default on accounts payable owed to Antonio Care, Director and Chief Executive Officer of the Company, the Company restructured its related party outstanding accounts payable totaling $443,024 as of March 31, 2010. The accounts payable was restructured to a one year, 10% interest bearing convertible promissory note ('Note") dated June 1, 2010 and due on May 31, 2011. The conversion price of the Note is $0.01 per common share. On June 27, 2011 Antonio Care assigned the 16,450,000 shares received on the exercised his conversion rights on $164,500 of the Note. Mr. Care received $164,500 of related party notes and other accounts payable due by the Company in exchange for the assignment of the 16,450,000 shares received from the partial conversion of the Note.

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, financial media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK was paid a one-time cash setup fee of $2,000 and for the three month period $2,000 in cash payment per month and 6,000 shares. The 18,000 shares of restricted common stock of the Company were valued at $3,600. The Company has extended the contract with HAWK through November 1, 2011 agreeing to pay $2,000 per month beginning July 1, 2011 and issuing an additional 84,000 shares of the Company's restricted common stock. Upon successful completion of the South Carolina JEDA Bond financing HAWK will receive $8,000 per month in cash compensation and will receive a bonus of 100,000 of restricted common shares.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ("AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private and public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, AQUILINE was paid a retainer fee of $50,000; and (ii) was issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance. The shares issued were valued at $24,000.

On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and as a payment in lieu of cash issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company. The shares issued were valued at $5,000.

On June 27, 2011 the Company issued 100,000 shares of restricted common stock to each Andrew Acho, James H. Rozier, Jr. and Serji Amirkhanian. These individuals have agreed to join as members of the Company's Board of Directors. The term of these directorships will commence upon the Company obtaining Director and Officer's Insurance Coverage. The shares issued were valued at $60,000.

On July 27, 2011 the Company entered into a Consulting Agreement (the "Agreement") with Intuitive Research (the "Consultant"). Under the Agreement the Consultant will provide the Company a marketing study to be used in the Company's business plan and anticipated privately placed corporate non-rated debt financing, deliver a product line sales plan and execution plan, identify target big box sales and purchase orders for 2012 pipeline, develop the business to business sales plan to included hospitality and commercial channels and to create and manage customer product demand programs such as social media, installers networks and product knowledge programs. The Company will compensate the Consultant through the issuance of 100,000 shares of its restricted common shares. The Company will also reimburse the Consultant for certain expenses on a monthly basis.

On July 27, 2011 the Company entered into a Consulting Agreement (the "Agreement") with HDRS, LLC. (the "Consultant"). Under the Agreement the Consultant will help the Company to develop corporate branding, setup logistics optimize operations and process improvement, develop corporate go-forward strategy, recruit and hire workforce, assist with organizational development, facilitate presentations and tours at the Moncks Corner Facility and assist with and facilitate bond closing. The Company will compensate the Consultant through the issuance of 500,000 shares of its restricted common shares

On July 29, 2011 the Company sold 100,000 shares of its common stock in four separate transactions and issued three warrants to purchase 50,000 shares of its common stock at $0.40 per share. The price for the shares sold without warrants was $0.20 per share. The price for the shares sold with attached warrants was $0.40 per share.

There were no other unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION
None

ITEM 6. EXHIBITS

.................................................................................
.................................................................................
        :                                                :
31.1    :Section 302 Certification - Principal Executive :  Filed herewith
        :Officer                                         :
..........................................................:......................
.................................................................................
        :                                                :
31.2    :Section 302 Certification  - Principal Financial: Filed herewith
        :Officer                                         :
..........................................................:......................
.................................................................................
        :                                                :
32.1    :Certification Pursuant to 18 U.S.C. Section 1350: Filed herewith
        :as adopted pursuant to Section 906 of the       :
        :Sarbanes-Oxley Act of 2002                      :
..........................................................:......................
.................................................................................
32.2    :Certification Pursuant to 18 U.S.C. Section 1350: Filed herewith
        :as adopted pursuant to Section 906 of the       :
        :Sarbanes-Oxley Act of 2002                      :
.................................................................................
.................................................................................

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TIRE INTERNATIONAL ENVIRONMENTAL
                                      SOLUTIONS INC.

DATE:       August 18, 2011           By:        /S/ ANTONIO CARE
                                                 -------------------------------
                                      Name:      Antonio Care
                                      Title:     President, Principal Executive
                                                 Officer

DATE:       August 18, 2011           By:        /S/ MARTIN SERGI
                                      ------------------------------------------
                                      Name:      Martin Sergi
                                      Title:     Principal Financial Officer and
                                                 Principal Accounting Officer