Form 10-K/A
period 2010-09-30
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2011-08-25
CIK 1099332

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


                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                NEVADA                                    98-0368586
--------------------------------------------------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation or organization)


   1620 CYPRESS GARDENS RD, MONCKS CORNER, SC                   29461
--------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)


                                 (843) 761-7955
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Large accelerated filer                            [  ]
Accelerated filer                                  [  ]
Non-accelerated filer                              [  ]
(Do not check if a smaller reporting company)
Smaller reporting company                          [X]


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

           26,543,185 COMMON SHARES OUTSTANDING AS OF AUGUST 18, 2011

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


                                      NONE

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                               TABLE OF CONTENTS

                                                                            Page
--------------------------------------------------------------------------------

                PART I

Item 1          Business                                                      04
Item 1A         Risk Factors                                                  11
Item 1B         Staff Comments                                                11
Item 2          Properties                                                    11
Item 3          Legal Proceedings                                             11
Item 4          Submission of Matters to a Vote of Security Holders           11

                PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder 12 Matters and Issuer Purchases of Equity Securities
Item 6          Selected Financial Data                                       13
Item 7          Management's Discussion and Analysis of Financial Condition   14
                 and Results of Operations
Item 7A         Quantitative and Qualitative Disclosures About Market Risk    15
Item 8          Financial Statements and Supplementary Data                   15
Item 9          Changes in and Disagreements with Accountants on              16
                Accounting and Financial Disclosure
Item 9A(T)      Controls and Procedures                                       16
Item 9B         Other Information                                             16

                PART III

Item 10         Directors, Executive Officers and Corporate Governance        17
Item 11          Executive  Compensation                                      19
Item 12         Security Ownership of Certain Beneficial Owners and           21
                Management and Related Stockholder Matters
Item 13         Certain Relationships and Related Transactions,               22
                and Director Independence
Item 14         Principal Accounting Fees and Services                        23

                PART IV

Item 15         Exhibits, Financial Statement Schedules                       24

                SIGNATURES                                                    25
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


Report of Independent Registered Public Accounting Firm                      F-3


Balance Sheets as of December 31, 2009 and September 30, 2010                F-4


Statements  of  Operations  for  the  years ended                            F-5
December 31, 2009 and the nine months ended September 30, 2010


Statements  of  Changes In Stockholders' Deficiency for the           F-6 to F-7
years ended December 31, 2009 and the nine months ended
September 30, 2010


Statements  of  Cash  Flows  for  the years ended December 31, 2009          F-8
and the nine months ended September 30, 2010


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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
February 21, 2011

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)


                                 BALANCE SHEETS


                            (Stated in U.S. Dollars)




                                   As of September 30,        As of December 31,
                                          2010                       2009
                                   --------------------       ------------------
                     ASSETS

Current Assets
Cash                             $               10,448      $                 -
                                 ----------------------     --------------------

TOTAL ASSETS                     $               10,448      $                 -
                                 ======================     ====================

                   LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued liabilities        $     71,613      $     74,580
  Accounts payable - related parties                    24,880                 -
  Loan payable - related parties                        51,023           417,822
  Convertible notes-related party                      161,956                 -
  (net discount of $295,755)
                                                  ------------      ------------
TOTAL CURRENT LIABILITIES                              309,472           492,402



STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 Par value
     1,000,000 shares authorized, none issued                -                 -


Common Stock  $0.001 par value, authorized 100,000,000 shares
  Issued and outstanding 8,930,185 shares at
September 30, 2010 and December 31, 2009                 8,930             8,930
Additional paid in capital                           3,797,697         3,350,619
Accumulated deficit during the development          (4,105,651)      (3,851,951)
                                                    -----------      -----------
TOTAL STOCKHOLDERS' DEFICIT                           (299,024)        (492,402)
                                                    -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $    10,448      $         -
                                                    ===========      ===========



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)


                            STATEMENTS OF OPERATIONS


                            (Stated in U.S. Dollars)




           Nine months                 Year Ended            December 15, 1998
              Ended                   December 31,        (Date of Inception) to
       September 30, 2010                 2009              September 30, 2010
                             -----------      -----------            -----------

REVENUE                      $         -      $         -            $         -
                             -----------      -----------            -----------

EXPENSES

General and Administrative        17,245            2,474              1,046,499

Professional fees                 10,261           15,994                 52,578

Salaries and consulting           55,876            4,296                 71,768
                             -----------      -----------            -----------


NET INCOME (LOSS)               (83,382)         (22,764)            (1,170,845)
FROM OPERATIONS

OTHER INCOME AND EXPENSES

Interest expense               (170,318)          (8,538)              (182,569)
                             -----------      -----------            -----------

                               (170,318)          (8,538)              (182,569)


Income( tax) benefit                   -                -                  2,235
                             -----------      -----------            -----------

Discontinued Operations        (253,700)         (31,302)            (1,351,179)

Discontinued operations                -                -            (2,754,472)
of Subsidiary
                             -----------      -----------            -----------
NET LOSS                     $ (253,700)      $  (31,302)           $(4,105,651)

                             ===========      ===========           ============


BASIC AND DILUTED
LOSS PER SHARE               $    (0.03)      $    (0.00)
                             ===========      ===========


Basic and diluted weighted
average number of shares       8,930,185        8,930,185
                            ============      ===========


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)


                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                            (Stated in U.S. Dollars)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                                     During               Total
                                                                               Additional                                          '
                                                Common Stock                         Paid          Development         Stockholders
                                         ----------------------------
                                           Shares            Amount            in Capital              Stage            Deficiency
                                         ---------     -- -----------    --- -------------    ---                  --- ------------
                                                                                                  --------------
Balance, December 15, 1998                 23,674      $24      $66,776      $       (68,000)     $      (1,200)
(Date of Inception)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 1998                 23,674                 24               66,776              (68,000)            (1,200)

Issuance of common stock                                          80
for all stock of iVision USA, Inc.
January 27, 1999                           80,000                                (56,516)               393,899            337,463
Issuance of common stock
for services at $1.00 February 8, 1999      6,700                  7                6,693                                    6,700
Issuance of common stock as part
payment for all stock of Bergeron
Conseils Et Inc. and La Societe De
Services September 1, 1999                    340                  -               51,000                                   51,000
Issuance of common stock for all stock
of Xiem Productions Inc. September 15,
1999                                        2,000                  2              299,998                                  300,000
Issuance of common stock for services                              -
at $1.00 November 15, 1999                    410                                     410                                      410
Issuance of common stock for services                              2
at $1.00 December 2, 1999                   2,000                                   1,998                                    2,000
Capital contributed                                                             1,248,774                                1,248,774
Net income (loss)                                                                                   (1,653,806)        (1,653,806)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 1999                115,124                115            1,619,133           (1,327,907)            291,341
Issuance of common stock for services
at $62.97 March 3, 2000                     1,095                  1               68,949                                   68,950
Issuance of common stock for cash at
$150.00 August 21, 2000                     6,000                  6              899,994                                  900,000
Issuance of common stock for cash at
$0.10 August 21, 2000                         500                  -                   50                                       50
Net income (loss)                                                                                   (1,744,015)        (1,744,015)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 2000                122,719                122            2,588,126           (3,071,922)          (483,674)
Issuance of common stock for services
at $10.00 June 11, 2001                       550                  1                5,499                                    5,500
Net income (loss)                                                                                     (376,719)          (376,719)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 2001                123,269                123            2,593,625           (3,448,641)          (854,893)
Issuance of common stock for services
at $0.10 June 3, 2002                       4,000                  4                  396                                      400
Issuance of common stock for services
at $0.265 July 22, 2002                    90,000                 90               23,760                                   23,850
Issuance of common stock to cancel debt
at $2.76 July 22, 2002                    209,776                210              577,907                                  578,117
Net income (loss)                                                                                      (35,700)           (35,700)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 2002                427,045                427            3,195,688           (3,484,341)          (288,226)
Issuance of common stock for cash at
$10.03 on June 18, 2003.                    7,140                  7               71,627                                   71,634


                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)


                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY


                            (Stated in U.S. Dollars)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                                     During               Total
                                                                              Additional                                           '
                                                Common Stock                     Paid              Development         Stockholders
                                         ----------------------------
                                         --------- --- -- -----------
                                          Shares            Amount            in Capital              Stage              Deficit
                                         --------- --- -- -----------    --- -------------    --- --------------   --- ------------
                                         ---------     -- -----------    --- -------------    ---
Net income (loss)                                      $                  $                    $       (63,877)     $     (63,877)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
                                         ---------     -- -----------    --- -------------    ---
BALANCE, DECEMBER 31, 2003                434,185                434            3,267,315           (3,548,218)          (280,469)
Net income (loss)                                                                                       206,969            206,969
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 2004                434,185                434            3,267,315           (3,341,249)           (73,500)
Net income (loss)                                                                                      (62,000)           (62,000)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 2005                434,185                434            3,267,315           (3,403,249)          (135,500)
Issuance of Stock to retire Debt at
$0.01 on December 21, 2006                500,000                500                4,500                                    5,000
Net income (loss)                                                                                     (233,955)          (233,955)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 2006                934,185                934            3,271,815           (3,637,204)          (364,455)
Shares issued to pay for expenses at    4
$0.01 on March 13, 2007                  ,900,000              4,900               44,100                                   49,000
Shares issued to pay for expenses at    2
$0.01 on December 7, 2007                ,805,000              2,805               25,245                                   28,050
Net income (loss)                                                                                     (145,487)          (145,487)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 2007              8,639,185              8,639            3,341,160           (3,782,691)          (432,892)
Issuance of common stock for services     291,000                291                9,459                                    9,750
Net income (loss)                                                                                      (37,958)           (37,958)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 2008              8,930,185              8,930            3,350,619           (3,820,649)          (461,100)
Net income (loss)                                                                                      (31,302)           (31,302)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, DECEMBER 31, 2009                                     8,930            3,350,619           (3,851,951)          (492,402)
                                        8,930,185
Issuance of  convertible notes                                                    443,024                                  443,024
Stock-based compensation                                                            4,054                                    4,054
Net income (loss)                                                                                     (253,700)          (253,700)
                                         ---------     -- -----------    --- -------------    --- --------------   --- ------------
BALANCE, SEPTEMBER 30, 2010             8,930,185      $       8,930      $     3,797,697      $    (4,105,651)     $    (299,024)
                                         =========     == ===========    === =============    === ==============   === ============
                                       SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                                                                December 15, 1998
                                                               Nine months Ended          Year Ended           (Date of Inception)
                                                              September 30, 2010       December 31, 2009      To September 30, 2010
                                                              ------------------       -----------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                       $         (253,700)      $         (31,302)     $          (1,351,179)
Adjustment to reconcile net loss to cash used in
operating activities
   Consulting fees settled with stock                                          -                         -                     8,250
   Expenses paid with stock                                                    -                         -                    59,205
   Stock-based compensation on consulting services                         4,054                                               4,054
   Amortization of convertible notes discount                            147,269                         -                   147,269
   Imputed interest on the promissory notes                               16,241                         -                    16,241
Changes in assets and liabilities:
Accounts payable and accrued liabilities                                 (4,521)                    17,010                    70,059
   Accounts payable - related parties                                     24,880                         -                    24,880
                                                              ------------------        -------------------       ------------------

Cash used in operating activities - continued operations                (65,777)                   (14,292)              (1,021,221)
Cash used in operating activities - discontinued operations                    -                         -               (1,977,551)
                                                              ------------------        -------------------       ------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                             (65,777)                   (14,292)              (2,998,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities - continued operations                       -                         -                         -
Cash used in investing activities - discontinued operations                    -                         -                 (708,390)
                                                              ------------------        -------------------       ------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    -                         -                 (708,390)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related parties promissory notes                       76,225                     8,775                   494,047
     Proceeds from issuance of common stock                                    -                         -                 3,359,549
                                                              ------------------        -------------------       ------------------
Cash provided by financing activities - continued operations              76,225                     8,775                 3,853,596
Cash used in financing activities - discontinued operations                    -                         -                 (135,986)
                                                              ------------------        -------------------       ------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                               76,225                     8,775                 3,717,610


Net increase (decrease) in cash and cash equivalents                      10,448                   (5,517)                    10,448
Cash and cash equivalents at beginning of period                               -                     5,517                         -
                                                              ------------------       -------------------       -------------------
Cash and cash equivalents at end of period                    $           10,448       $                 -       $            10,448
                                                              ==================       ===================       ===================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for
   Interest                                                   $                -       $                 -       $            21,981
                                                              ==================       ===================       ===================
   Income taxes                                               $                -       $                 -       $                 -
                                                              ==================       ===================       ===================
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
   Convert loan payable - related parties to Convertible
notes                                                         $          443,024       $                 -       $           443,024
                                                              ==================       ===================       ===================


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

      Subsequent to the period ended September 30, 2010, Mr. Petkanas resigned as Interim Chief Operating Officer and Acting Chief Financial Officer of the Company. As part of the settlement, the Company entered into a non-qualified stock incentive plan stock option agreement with Dean Petkanas.(refer to Note 10 - Subsequent Events)

NOTE 5 - COMMON STOCK

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

The following table summarized information on the Company's option:


                                                                Weighted Average

                                              Number              Granted Date
                                                                   Fair Value
Options Outstanding at December 31, 2009         -              $              -
Granted Options                              150,000            $           0.03
Vested                                       150,000            $           0.03
                                            ----------          ----------------
Options Outstanding and Vested               150,000            $           0.03
at September 30, 2010                       ==========          ================

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

The components of the net deferred tax asset are summarized below for the years ended September 30, 2010 and December 31, 2009:


                                             September 30,          December 31,
                                                 2010                   2009
                                                 ----                   ----
Deferred tax asset                       $        264,399       $       175,604
Less valuation allowance                          (88,795)             (175,604)
                                        ------------------      ----------------
Net deferred tax assets                 $               -       $             -
                                        ==================      ================


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

     (euro)o 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010, on the same date of the delivery of the first module of the "Refiner Full" plant;
     (euro)o 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the "Refiner Full" plant;
     (euro)o 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010, on the same date of delivery of the third module of the "Refiner Full" plant;
     (euro)o 1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the "Refiner Full" plant;
     (euro)o 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the "Quadruple Rubber Tiles" plant;
     (euro)o 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid March 31, 2011, on the on the same date of delivery of the second module of the "Quadruple Rubber Tiles" plant;
     (euro)o 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the "Quadruple Rubber Tiles" plant;
     (euro)o 925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth and last module of the "Quadruple Rubber Tiles" plant;

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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the period covered by this report, the Company received further loans totaling $329,191 from several shareholders of the Company. The loans bear 10% interest and are due on demand.
        On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK), an investor relations and consulting firm. HAWK will provide investor relations, financial media relations and other appropriate consulting and advisory services. In consideration for such services, the Company: (i) will pay a retainer fee of $8,000 per month; (ii) will pay a one-time cash setup fee of $2,000; and HAWK will accept payment of the $8,000 per month retainer fee as follows: (i) $2,000 in cash payment and (ii) $6,000 in restricted 144 stock, priced at the closing price of the stock onthe effective date of the contract. On December 1, the Company paid $4,000 in cash and issued a total of 18,000 shares of restricted common stock of the Company for cash consideration valued at $18,000.
        On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc.("AQUILINE), a full service public relations and consulting firm dedicated to the peak performance of private & public companies. AQUILINE will provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, the Company:
(i) will pay a retainer fee of $50,000 per month; (ii) will issue a total of 120,000 shares of restricted common stock of the Company per quarter; and (iii) the term of the contract is for the period beginning December 1, 2010 and ending December 15, 2010, services were minimized from December 18, 2010 and resumed January 3, 2011 in observation of national holidays. The contract shall continue and renew quarterly until terminated in accordance with certain terms. On December 1, the Company paid $50,000 in cash and issued a total of 120,000 shares of restricted common stock of the Company.
        On December 1, 2010, the Company entered into an employment agreement with Mr. Antonio Care, a Chief Executive Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Care a base salary at the rate of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.
        On December 1, 2010, the Company entered into an employment agreement with Mr. Marco Alfonsi, a Chief Operating Officer of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Alfonsi a base salary at the rate of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.
        On December 1, 2010, the Company entered into an employment agreement with Mr. Cosimo Care, a Marketing Director and Manager of IT of the Company. In consideration of his performance of duties and responsibilities, the Company shall pay to Mr. Care a base salary at the rate of $2,500 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company.
        On December 1, 2010, the Company entered into an employment agreement with Mr. Martin Sergi, a Chief Financial Officer of the Company. In consideration of hisperformance of duties and responsibilities, the Company shall pay to Mr. Sergi a base salary at the rate of $10,000 per month and an allowance of up to $333 per month for the purpose of leasing, owning and /or maintaining a vehicle for use in connection with the services for the Company. On December 1, 2010, the Company paid $10,000 in cash pursuant to the contract.
        On December 8, 2010, Mr. Dean Petkanas, Interim Chief Operating Officer and Acting Chief Financial Officer of the Company, informed the Board of Directors of the Company after the Board did not be renew his agreement that he was resigning as Interim Chief Operating Officer and Acting Chief Financial Officer effective December 8, 2010. As part of the settlement, Mr. Petkanas received $15,452.71 with respect to the consulting fees of $15,000 owing to him pursuant to his contract described in Note 4 above and reimbursement expense in the amount of $452.71 and 150,000 unregistered non-qualifying common stock options that can be exercised during the next 5 years at $.30 per share.
        Subsequent to September 30, 2010 the Company amended its Joint Venture Agreement with Tires SpA (refer to Note 8-Commitments and Contingency) allowing the deferring all required payments under the agreement. The payments under this amendment are required to commence on March 18, 2011.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of September 30, 2010, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation f financial statements for external purposes in accordance with generally accepted accounting principles.

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

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The following financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:


--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm                      F-3
--------------------------------------------------------------------------------

Balance Sheets                                                               F-4
--------------------------------------------------------------------------------

Statements of Operations and Comprehensive Loss                              F-5
--------------------------------------------------------------------------------

Statement of Changes in Stockholders' Deficiency                     F-6 and F-7
--------------------------------------------------------------------------------

Statements of Cash Flows                                                     F-8
--------------------------------------------------------------------------------

Notes to the Financial Statements                                    F-9 to F-15
--------------------------------------------------------------------------------


All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes there to. EXHIBITS

NUMBER         EXHIBIT                                 REFERENCE
--------------------------------------------------------------------------------

31.1           Section 302 Certification - Principal   Filed herewith
               Executive Officer
31.2           Section 302 Certification - Principal   Filed herewith
               Financial Officer
32.1           Certification Pursuant to 18 U.S.C.     Filed herewith
               Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of
               2002
32.2           Certification Pursuant to 18 U.S.C.     Filed herewith
               Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of
               2002
================================================================================

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



By:    /s/ Antonio Care
Name: Antonio Care
Title:  President, Principal Executive Officer and
        Member of the Board of Directors
Date:  August 18, 2011


By:   /s/ Martin Sergi
Name: Martin Sergi
Title:  Principal Financial Officer, Secretary,
        Treasurer and Member of the Board of Directors
Date:  August 18, 2011



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:


By:     /s/ Antonio Care
Name: Antonio Care
Title:  President, Principal Executive Officer and
        Member of the Board of Directors
Date:  August 18, 2011


By:     /s/ Martin Sergi
Name: Martin Sergi
Title:  Principal Financial Officer and Member of the Board of Directors
Date:  August 18, 2011