Form 10-Q/A
period 2010-12-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2011-08-25
CIK 1099332

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

                                   000-28323
                             Commission File Number

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                         98-0368586
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

 1620 CYPRESS GARDENS RD, MONCKS CORNER, SC                  29461
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

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                               TABLE OF CONTENTS


                                                                          Page
                                                                       ---------
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                           4

Item 2.    Management's Discussion and Analysis of Financial Condition    19
           and Results of Operations


Item 3.    Quantitative and Qualitative Disclosures About Market Risk     24

Item 4T.   Controls and Procedures                                        24

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                              24

Item 1A.   Risk Factors                                                   25

Item 2.    Unregistered Sales of Equity Securities and Use of             25
           Proceeds

Item 3.    Defaults Upon Senior Securities                                25

Item 4.    Removed and Reserved                                           25

Item 5.    Other Information                                              25

Item 6.    Exhibits                                                       26

           Signatures                                                     26

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




                                                                 Page

Interim Financial Statements                                       4

Interim Balance Sheets                                             5

Interim Statements of Operations                                   6

Interim Statements of Cash Flows                                  7-8

Notes to Interim Financial Statements                              9

                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                -----------------------------------------------
                         (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                            (Stated in U.S. Dollars)
                             ----------------------

                                                     December 31,  September 30,
                                                         2010           2010
                                                     ------------- -------------
                   ASSETS                             (Unaudited)
Current Assets
   Cash                                                     $673    $     10,448
   Prepaid Expenses                                        2,400               -
                                                     ------------- -------------

TOTAL ASSETS                                               3,073    $     10,448
                                                     ============= =============

      LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued liabilities               80,666    $     71,613
   Accounts payable - related parties                     16,401          24,880
   Accrued payroll                                        22,500               -
   Loan payable - related parties                        149,394          51,023
   Convertible notes - related party                     285,096         161,956
                                                     ------------- -------------
TOTAL CURRENT LIABILITIES                                554,057         309,472


STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value
     1,000,000 shares authorized, none issued                  -               -
Common Stock
   $0.001 par value, authorized 100,000,000 shares
    Issued and outstanding 9,093,185 shares at December
    31, 2010 and 8,930,185 shares at September 30, 2010    9,093           8,930
Additional paid in capital                             3,830,134       3,797,697
Accumulated deficit during the development stage     (4,390,211)     (4,105,651)
                                                     ------------- -------------
TOTAL STOCKHOLDERS' DEFICIT                            (550,984)       (299,024)
                                                     ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $     3,073   $      10,448
                                                     ============= =============






















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

                                         Three months         December 15, 1998
                                                             (Date of Inception)
                                       Ended December 31,            to
                                        2010        2009       December 31, 2010
                                      ---------  ---------    ------------------

 REVENUE                             $      -    $       -      $              -



 EXPENSES
 General and administrative               9,387        187             1,055,886
 Professional fees                       23,939      8,185                76,517
 Salaries and consulting                126,500        610               198,268
                                      ---------  ---------       ---------------

 NET INCOME (LOSS) FROM OPERATIONS    (159,826)    (8,982)           (1,330,671)

 OTHER INCOME AND EXPENSES
 Interest expense                     (124,735)    (4,649)             (307,304)
                                      ---------  ---------       ---------------
                                      (124,735)    (4,649)             (307,304)
 Income( tax) benefit                         -          -                 2,235
                                      ---------  ---------       ---------------
 Net income (loss) before
 discontinued operations              (284,561)   (13,631)           (1,635,740)
 Discontinued operations of                   -          -            2,754,471)
 subsidiary
                                      ---------  ---------       ---------------
 NET LOSS                            $(284,561)  $(13,631)   $       (4,390,211)
                                      =========  =========       ===============

 BASIC AND DILUTED LOSS PER SHARE    $   (0.03)  $  (0.00)
                                      =========  =========

 Basic and diluted weighted
 average number of shares             8,983,337  8,930,185
                                      =========  =========



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

                                                               December 15, 1998
                                        Three months ended   (Date of Inception)
                                           December 31,     To December 31, 2010
                                        2010        2009
                                      ---------  ---------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss for the period           $(284,561)  $(13,631)     $     (1,635,740)
Adjustment to reconcile net loss to
cash used in operating activities
   Consulting fees settled with stock    24,000          -                32,250
   Expenses paid with stock               8,600          -                67,805
   Stock-based compensation on
     consulting services                      -          -                 4,054
   Amortization of convertible notes
     discount                           111,973                          259,242
   Imputed interest on the promissory
     notes                               11,167          -                27,408
Changes in assets and liabilities:
Prepaid expenses                        (2,400)                          (2,400)
Accounts payable and accrued
liabilities                              31,554      5,856               101,613
Accounts payable - related parties      (8,479)          -                16,401
                                      ---------  ---------    ------------------
Cash used in operating activities
- continued operations                (108,146)     (7,775)          (1,129,367)
Cash used in operating activities
- discontinued operations                   -            -            1,977,551)

                                      ---------  ---------    ------------------
NET CASH FLOWS USED IN OPERATING
ACTIVITIES                            (108,146)    (7,775)           (3,106,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities
- continued operations                        -          -                     -
Cash used in investing activities
- discontinued operations                     -          -             (708,390)
                                      ---------  ---------    ------------------
NET CASH FLOWS USED IN INVESTING
ACTIVITIES                                    -          -             (708,390)

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


                                  (continued)



CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from related parties
     loan payable                        98,371      7,775               592,418
     Proceeds from issuance of common
     stock                                   -           -             3,359,549
                                      ---------  ---------    ------------------
Cash provided by financing activities
- continued operations                   98,371      7,775             3,951,967
Cash used in financing activities
- discontinued operations                   -                 -        (135,986)
                                      ---------  ---------    ------------------
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                               98,371      7,775             3,815,981

Net increase (decrease) in cash and
cash equivalents                        (9,775)          -                   673
Cash and cash equivalents at
beginning of period                      10,448          -                     -
                                      ---------  ---------    ------------------
Cash and cash equivalents at end of
period                               $      673  $       -      $            673
                                      =========  =========       ===============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for
   Interest                          $       -   $       -      $         21,981
                                      =========  =========       ===============
   Income taxes                      $       -   $       -      $              -
                                      =========  =========       ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING AND INVESTING ACTIVITIES:
   Convert loan payable - related
   parties to convertible notes      $       -   $       -      $        443,024
                                      =========  =========       ===============
             SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

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

      The carrying value and terms of the Note is as following:


                                                               December 31, 2010
          Face value due May 31, 2011                       $            443,024
          Less: Unamortized discount                                   (183,782)
                                                          --- ------------------
          Carrying value:                                   $            259,242

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

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc.(the "HAWK), an investor relations and consulting firm. HAWK will provide investor relations, finical media relations and other appropriate consulting and advisory services. In consideration for such services, the Company: (i) will be paid a retainer fee per month; (ii) will be paid a one-time cash setup fee of $2,000; and HAWK will accept payment of the monthly retainer fee as follows:(i) $2,000 in cash payment and (ii) 6,000 shares of restricted 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 in cash and issued a total of 18,000 shares of restricted common stock of the Company for cash consideration valued at $3,600.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc.("AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private & public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, AQUILINE:(i) will be paid a retainer fee of $50,000 per month; and (ii) be issued a total of 120,000 shares of restricted common stock of the Company per quarter. The term of the contract began on December 1, 2010 and ending December 15,2010 when services was minimized from December 18, 2010 and resumed on January 3, 2011 in observation of national holidays. The contract was to continue and renew quarterly until terminated in accordance with certain terms. On December 1, 2010 the Company paid $50,000 in cash and issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance. The shares issued were valued at $24,000.

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

The following table summarized information on the Company's option:


                                                           Weighted Average
                                        Number           Granted Date Fair Value
   Unvested, at December 31, 2009             -       $                        -
   Granted                              150,000                             0.03
   Vested                               150,000
                                    -----------        -------------------------
   Unvested, at September 30, 2010         -          $                        -
                                    ===========        =========================
NOTE 7 - INCOME TAXES

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

On January 18, 2011 the Company completed a Purchase Agreement with Antonio Care, the Company's Chief Executive Officer. Under the Agreement, the Company is acquiring all of the outstanding stock of Tonmik Import/Export Solutions, Inc ("Tonmik") in exchange for the Company's $1.7 million cash flow note. Tonmik is a Montreal based distributor of recycled rubber products to big box retailers that are currently manufactured using purchased recycled crumb rubber at its facility in China. Tonmik has been operating its Chinese manufacturing facility for 6 years. The Company expects to develop a fully integrated scrap-tire-to-finished product business capitalizing on the consumer demand for Tonmik finished product order flow that could not be met with the Tonmik Chinese facilities. The note is payable in quarterly installments of interest at 10% per annum and principal to the extent of 50% of Tonmik's free cash flow after all of its operating, debt and any new equipment costs are satisfied with a final installment due on December 31, 2015. The purchase of the Tonmik shares will be completed upon the delivery of the Tonmik December 31, 2010 audited financial statements,certificates of corporate good standing and the delivery of all of the Tonmik shares. Upon completion of the acquisition of Tonmik the Company will become an operating company. Tonmik reported unaudited operating results for the nine months ended September 30, 2010 of $2.7 million in revenue and $442,000 in Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and audited operating results of $1.1 million in revenue and $207,000 in EBITDA is for year ended December 31, 2009.

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

GENERAL OVERVIEW

GENERAL DEVELOPMENT OF BUSINESS

Tire International Environmental Solutions Inc. (the "Company" "we", "us", "our" and "Tire") was incorporated under the laws of the State of Nevada on February 19,1986 as Engle Mining Co., Inc. On January 27, 1999 the Company acquired all of the outstanding stock of I Vision USA Inc. through a stock for stock exchange in which the stockholders of I Vision USA Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of I Vision USA Inc. I Vision USA Inc. was organized in the state of Delaware on December 15, 1998 and had purchased all of the outstanding stock of I Vision Integral Inc. which was organized in Canada during March 1998. I Vision USA Inc. and I Vision Integral Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web. For reporting purposes, the acquisition is treated as an acquisition of the Company by I Vision USA Inc. (reverse acquisition) and a recapitalization of I Vision USA Inc. During September 1999, the Company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisation Inc., and Ixiem Production Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000 CDN. This debt was settled for stock and the companies have since been discontinued or abandoned.

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

On March 13, 2007,the Company issued a total of 4,900,000 common shares at a deemed price of $0.001 per shares in settlement of a total of $49,000 in related party debt. The related party required the shares be issued to a total of 14 stockholders.

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

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, finical media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK:(i) will be paid a retainer fee per month; (ii) will be paid a one-time cash setup fee of $2,000; and HAWK will accept payment of the monthly retainer fee as follows:(i) $2,000 in cash payment and (ii) 6,000 shares of restricted Rule 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 in cash and issued a total of 18,000 shares of restricted common stock of the Company for cash consideration valued at $3,600.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ("AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private & public companies. AQUILINE was to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, AQUILINE:(i) was to be paid a retainer fee of $50,000 per month; and (ii) was to be issued a total of 120,000 shares of restricted common stock of the Company per quarter. The term of the contract began on December 1, 2010 and ending December 15, 2010 when services were minimized from December 18, 2010 and resumed on January 3, 2011 in observation of national holidays. The contract was to continue and renew quarterly until terminated in accordance with certain terms. On December 1, 2010 the Company paid $50,000 in cash and issued a total of 120,000 shares of restricted common stock of the Company. On January 10, 2011 the Company terminated the AQUILINE consulting contract for lack of performance.

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


LIQUIDITY AND CAPITAL RESOURCES

As of December 31,2010,the Company had limited cash. Management estimates it will need $35,000,000 over the next nine month period to meet its current business plan and to close on the joint venture agreement. The funds will be expended as follows:

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

Total expenses for the three month period ended December 31, 2010 were $159,826 as compared to $8,892 for the three months ended December 31, 2009. The increase in expenses was mainly related to an increase in salaries of $32,500 as executives have been brought into the company to focus on the development of the Company's proposed tire recycling and recycled rubber finished product manufacturing business and currently expensed consulting fees of $99,000 resulting from the termination of non performing investment banking consultants to allow the Company to work exclusively with Guggenheim Securities, LLC in analyzing proposed Projects in New Jersey, Pennsylvania and South Carolina and an increase in interest from $4,649 (2009) to $124,735 (2010). The increase in interest was primarily due to the conversion of a non-interest bearing loan payable to a convertible promissory note bearing interest at 10% per annum. During the three months ended December 31, 2010 the interest charge associated with this convertible note included the amortization of $111,973 and accrued interest of $11,167. Additional accrued interest of $1,599 was recorded as a result of a series of related party loans from the Company's Chief Executive Officer and two shareholders. The Company expects to convert from shell status to an operating company during the current fiscal year as it enters the tire recycling and recycled rubber finished product manufacturing business, but will continue to incur losses during the start up and construction period of it new facilities through the year ended September 30, 2011.

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

CHANGES IN INTERNAL CONTROLS

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31,2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Staff will be added to ensure effective internal controls and procedures by the Company's year end.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, financial media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK:(i) will be paid a retainer fee of $8,000 per month; (ii) will be paid a one-time cash setup fee of $2,000; and HAWK will accept the monthly retainer fee as follows:(i) $2,000 in cash payment and (ii) 6,000 shares of restricted 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 in cash and issued a total of 18,000 shares of restricted common stock of the Company for cash consideration valued at $3,600.

On December 1, 2010 the Company changed its stock transfer agent to Island Stock Transfer ("Island") and, as a payment in lieu of cash, issued 25,000 shares of restricted common stock. Island provides stock transfer agent and related services to the Company.

On December 1, 2010, the Company entered into a consulting contract with Aquiline Group Inc. ("AQUILINE"), a full service public relations and consulting firm dedicated to the peak performance of private & public companies. AQUILINE is expected to provide services for consulting, business advisory, shareholder information and public/investor relations. In consideration for such services, the Company:(i) paid a retainer fee of $50,000; (ii) issued a total of 120,000 shares of restricted common stock of the Company per quarter; and (iii) the term of the contract shall be for the period beginning December 1, 2010 and ending December 15, 2010, services were minimized from December 18, 2010 and resumed January 3, 2011 in observation of national holidays. The contract shall continue and renew quarterly until terminated in accordance with certain terms. On December 1, the Company paid $50,000 in cash and issued a total of 120,000 shares of restricted common stock of the Company. This agreement was terminated by the Company for non-performance by AQUILINE on January 10, 2011.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

--------------------------------------------------------------------------------

31.1     Section 302 Certification - Principal Executive   Filed herewith
         Officer
.................................................................................
.................................................................................

31.2     Section 302 Certification  - Principal Financial  Filed herewith
         Officer
.................................................................................
.................................................................................

32.1     Certification Pursuant to 18 U.S.C. Section 1350  Filed herewith as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002
.................................................................................
.................................................................................

32.2     Certification Pursuant to 18 U.S.C. Section 1350  Filed herewith as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.

DATE: August 18, 2011           By:        /S/ ANTONIO CARE
                                -----------------------------------------------
                                Name:  Antonio Care
                                Title: President, Principal Executive Officer

DATE: August 18, 2011           By:        /S/ MARTIN SERGI
                                -----------------------------------------------
                                Name:  Martin Sergi
                                Title: Principal Financial Officer and Principal
                                       Accounting Officer