Form 10-Q/A
period 2011-03-31
TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
filed 2011-08-25
CIK 1099332

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

                     TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                                    TABLE OF CONTENTS


                                                                          Page
                                                                       ---------
                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                               4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          20


Item 3.  Quantitative and Qualitative Disclosures About Market Risk         26

Item 4T. Controls and Procedures                                            26

                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  26

Item 1A. Risk Factors                                                       26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        26

Item 3.  Defaults Upon Senior Securities                                    27

Item 4.  Removed and Reserved                                               27

Item 5.  Other Information                                                  27

Item 6.  Exhibits                                                           28

         Signatures                                                         28

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

                   TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                   -----------------------------------------------
                              (A Development Stage Company)
                                  INTERIM BALANCE SHEETS
                                 (Stated in U.S. Dollars)
                                   ----------------------

                                             March 31,            September 30,
                                               2011                    2010
                                        ----------------       -----------------
                           ASSETS            (Unaudited)
Current Assets
   Cash                              $               21     $            10,448
                                     -- ----------------    -- -----------------

TOTAL ASSETS                         $               21     $            10,448
                                     == ================    == =================

           LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued
        liabilities                   $           99,637     $            71,613
   Accounts payable - related
        parties                                   31,165                  24,880
   Accrued payroll                               120,000                       -
   Loan payable - related parties                156,894                  51,023
   Convertible notes - related party             405,558                 161,956
                                     -- ----------------    -- -----------------
TOTAL CURRENT LIABILITIES                        813,254                 309,472


STOCKHOLDERS' DEFICIT
Preferred stock, $0.10 par value
   1,000,000 shares authorized, none issued            -                       -
Common Stock
   $0.001 par value, authorized 100,000,000
   shares
Issued and outstanding 9,093,185 shares at
    March 31, 2011 and 8,930,185 shares at
    September 30, 2010                             9,093                   8,930
Additional paid in capital                     3,830,134               3,797,697
Accumulated deficit during the development
    stage                                    (4,652,460)             (4,105,651)
                                     -- ----------------    -- -----------------
TOTAL STOCKHOLDERS' DEFICIT                    (813,233)               (299,024)
                                     -- ----------------    -- -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
    DEFICIT                           $               21     $            10,448
                                     == ================    == =================
















               SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

                    TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                              (A Development Stage Company)
                            INTERIM STATEMENTS OF OPERATIONS
          For the three and six months ended March 31, 2011 and 2010 and for the period December 15, 1998 (Date of Inception) to March 31, 2011
                                       (Unaudited)
                                 (Stated in U.S. Dollars)
                                  ----------------------

                    Three months               Six Months          December 15,
                                                                       1998
                                                                    (Date of
                    Ended March 31,         Ended March 31,        Inception)
                                                                   To March 31,
                   2011       2010          2011       2010             2011
                ---------   -------       --------   --------       ----------

REVENUE
                $       -   $     -       $      -   $      -        $      -

EXPENSES
General and
   administrative   17,306    1,466         26,693      1,653         1,073,192
Professional fees   16,600    4,950         40,539     13,135            93,117
Salaries and
  consulting       104,700    1,913        231,200      2,523           302,968
                 ---------- ----------  -----------  -----------     ----------

NET INCOME (LOSS)
 FROM OPERATIONS  (138,606)  (8,329)      (298,432)     (17,311)     (1,469,277)

OTHER INCOME AND
  EXPENSES
Interest expense  (123,643)  (1,545)      (248,378)      (6,194)       (430,947)
                 ---------- ---------     ----------    ----------    ----------
                  (123,643)  (1,545)      (248,378)      (6,194)       (430,947)
Income(tax) benefit      -         -             -             -           2,235
                 ---------- ---------    ----------      --------     ---------
Net income (loss)
  before discontinued
  operations      (262,249)   (9,874)     (546,810)      (23,505)    (1,897,989)
Discontinued operations
  of subsidiary           -        -              -             -    (2,754,471)
                 ----------  ---------   ----------    ----------    -----------
NET LOSS      $   (262,249) $  (9,874)  $ (546,810)    $ (23,505)  $ (4,652,460)
                 ==========  =========  ===========    ==========  =============

BASIC AND DILUTED
  LOSS PER SHARE
               $     (0.03)  $  (0.00)  $    (0.06)    $   (0.00)
                     ======    =======   ==========    ==========

Basic and diluted weighted
  average number
  of shares       9,093,185  8,930,185    9,039,449     8,930,185
                 ==========  =========   ==========   ===========



          SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS

           TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
           -----------------------------------------------
                    (A Development Stage Company)
                   INTERIM STATEMENTS OF CASH FLOWS
         For the Six months ended March 31, 2011 and 2010 and
 for the period December 15, 1998 (Date of Inception) to March 31, 2011
                             (Unaudited)
                        (Stated in U.S. Dollars)
                         ----------------------
                                                             December 15, 1998
                                Six months ended            (Date of Inception)
                                       March 31,             To March 31, 2011
                                  2011       2010
                                --------   ---------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for
   the period                $ (546,810) $   (23,505)       $        (1,897,989)
Adjustment to reconcile net loss to cash used in
operating activities
    Consulting fees
      settled with
      stock                      24,000            -                     32,250
    Expenses paid with
      stock                       8,600            -                     67,805
    Stock-based compensation on
      consulting services             -            -                      4,054
    Amortization of convertible
      notes discount            221,512                                 368,781
    Imputed interest on the
      promissory notes           22,091            -                     38,332
Changes in assets and liabilities:

Accounts payable and accrued
  liabilities                   148,024       (9,472)                   218,083
Accounts payable - related
  parties                         6,285        25,202                    31,165
                            ------------   -----------      --------------------
Cash used in operating
  activities - continued
  operations                   (116,298)       (7,775)               (1,137,519)
Cash used in operating
  activities - discontinued
  operations                          -             -                (1,977,551)
                             -----------    -----------      -------------------
NET CASH FLOWS USED IN
  OPERATING ACTIVITIES         (116,298)        (7,775)              (3,115,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used in investing activities
  - continued operations              -             -                         -
Cash used in investing activities
  - discontinued operations           -             -                  (708,390)
                              ----------    -----------      -------------------
NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                          -             -                  (708,390)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on related
    parties loan                (10,000)             -                  (10,000)
  Proceeds from related
    parties loan payable         115,871         7,775                   609,918
  Proceeds from issuance
    of common stock                   -              -                 3,359,549
                               ----------    -----------     -------------------
Cash provided by financing
  activities - continued
  operations                     105,871         7,775                 3,959,467
Cash used in financing
  activities - discontinued
  operations                          -              -                 (135,986)
                               ----------    -----------     -------------------
CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES           105,871         7,775                 3,823,481

Net increase (decrease) in
  cash and cash equivalents      (10,427)            -                        21
Cash and cash equivalents
  at beginning of period          10,448             -                         -
                               -----------    ----------     -------------------
Cash and cash equivalents
  at end of period             $        21    $       -      $                21
                              ============    ===========    ===================

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for
   Interest                    $         -    $        -     $            21,981
                              ============    ===========    ===================
   Income taxes                $         -    $        -     $                 -
                              ============    ===========    ===================

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
ACTIVITIES:
   Convert loan payable -
     related parties to
     convertible notes         $         -    $        -     $           443,024
                              ============    ===========    ===================
          SEE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS
                                   7

               TIRE INTERNATIONAL ENVIRONMENTAL SOLUTIONS INC.
                      (A Development Stage Company)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED MARCH 31, 2011
                               (Unaudited)

NOTE 1- BASIS OF PRESENTATION

a) Organization

      The Company was incorporated under the laws of the State of Nevada on February 19, 1986 with authorized common stock of 10,000,000 shares with par value of $0.0025. On April 25,1998 the authorized common stock was increased to 100,000,000 shares with a change in par value to $0.001 and on February 9, 1999 the Company changed its name to IVision Group Ltd. On April 15, 1998 the Company completed a reverse common stock split of two shares of its outstanding stock for one share and on January 8, 1999 a forward common stock split of one share of outstanding stock for four shares. This report has been prepared showing after stock split shares with a par value of $0.001 from inception. On January 27, 1999, the Company acquired all of the outstanding stock of I Vision USA Inc. through a stock for stock exchange in which the stockholders of I Vision USA Inc. received 8,000,000 common shares of the Company in exchange for all of the stock of I Vision USA Inc. I Vision USA Inc. was organized in the state of Delaware on December 15, 1998 and had purchased all of the outstanding stock of I Vision Integral Inc. which was organized in Canada during March 1998. I Vision USA Inc. and I Vision Integral Inc. were organized for the purpose of conducting electronic commerce on the World Wide Web. For reporting purposes, the acquisition was treated as an acquisition of the Company by I Vision USA Inc. (reverse acquisition) and a recapitalization of I Vision USA Inc. The historical financial statements prior to January 27, 1999 are those of I Vision USA Inc. and its subsidiary I Vision Integral Inc. During September 1999, the Company acquired all of the outstanding stock of La Societe De Services, Bergeron Conseils Et Realisation Inc., and Ixiem Production Inc. by the issuance of 234,000 shares of its common stock and a promissory note of $150,000 CDN. This debt was settled for stock and the companies have since been discontinued or abandoned.

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

      On December 1, 2010, the Company entered into a three-month term consulting contract with HAWK Associates Inc. ("HAWK"), an investor relations and consulting firm. HAWK provides investor relations, finical media relations and other appropriate consulting and advisory services. In consideration for such services, HAWK: (i) is paid a retainer fee per month; and (ii) was paid a one-time cash setup fee of $2,000. For the three month period, HAWK accepted as payment the following:(i) $2,000 in cash payment per month and (ii) 6,000 shares per month of restricted Rule 144 stock, priced at the closing price of the stock on the effective date of the contract. On December 1, the Company paid $4,000 representing the first months cash requirement and the set up fee and issued a total of 18,000 shares of restricted common stock of the Company valued at $3,600.

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4-RELATED PARTIES TRANSACTIONS (CONTINUED)

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

NOTE 5-COMMON STOCK

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



NOTE 6-STOCK OPTION

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

The following table summarized information on the Company's option:


                                                             Weighted Average
                                          Number         Granted Date Fair Value
  Unvested, at December 31, 2009               -      $                       -
  Granted                                150,000                           0.03
  Vested                                 150,000
                                      ----------      --------------------------
  Unvested, at September 30, 2010              -      $                       -
                                      ==========      ==========================
NOTE 7-INCOME TAXES

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

The components of the net deferred tax asset are summarized below for the years ended September 30, 2010 and March 31, 2011:
                                              March 31,            September 30,
                                                2011                   2010

     Deferred tax asset             $           455,782           $      264,399

     Less: valuation allowance                 (455,782)               (264,399)
                                         ---------------          --------------
                                    $                 -           $           -
     Net deferred tax assets
                                         ===============          ==============



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

Effective June 16, 2010, the Company has signed a Joint Venture Agreement (the "Agreement") with Tires SpA. ("TIRES"), an Italian manufacturer of heavy industrial processing and recycling equipment. Under the terms of the Agreement, as part of a purchase order by the Company the terms of which are detailed below, the Company will own fifty percent (50%) of the TIRES U.S. patent pending for the TIRES state-of-the-art tire recycling plant, which patent covers the method and installation of recycling of used tires for conversion into finished products (the "Waste to Value Technology") for the North American market. The Agreement between the Company and TIRES calls for a payment of (euro)11,100,000 ($14,476,000 million USD), of which (euro)7,700,000 ($10,041,900 USD) is to be paid by way of cash and the remaining balance of (euro)3,400,000 shall be paid via the issuance of common shares of the Company. For the purpose of calculating the issuance price of the shares, the parties have agreed to a Euro to USD rate of 1.2 bringing the amount due to $4,080,000 in USD. The parties have further agreed to issue the shares at a deemed price of $0.50 per share. Therefore the Company will be required to issue a total of 8,160,000 shares of common stock to TIRES. The payment schedule was as follows:

     o (euro)1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by July 30, 2010, on the same date of the delivery of the first module of the "Refiner Full" plant;
     o (euro)1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by November 30, 2010, on the same date of delivery of the second module of the "Refiner Full" plant;
     o (euro)1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by December 31, 2010, on the same date of delivery of the third module of the "Refiner Full" plant;
     o (euro)1,000,000 ($1,304,140 USD) and the issuance of a total of 1,140,000 shares of common stock of the Company to be paid by January 31, 2011, on the same date of delivery of the fourth and last module of the "Refiner Full" plant;
     o (euro)925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by February 28, 2011, on the on the same date of delivery of the first module of the "Quadruple Rubber Tiles" plant;
     o (euro)925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the second module of the "Quadruple Rubber Tiles" plant;
     o (euro)925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the third module of the "Quadruple Rubber Tiles" plant;
     o (euro)925,000 ($1,206,330 USD) and the issuance of a total of 900,000 shares of common stock of the Company to be paid by March 31, 2011, on the on the same date of delivery of the fourth and last module of the "Quadruple Rubber Tiles" plant;
Upon the issuance of the first shares to TIRES, TIRES shall have the right to appoint a representative to the Board of Directors of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011,the Company had limited cash. Management estimates it will need $35,000,000 over the next six month period to meet its current business plan and to close on the joint venture agreement. The funds will be expended as follows:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

--------------------------------------------------------------------------------
31.1 :Section 302 Certification      :Filed herewith
      :- Principal Executive Officer :
--------------------------------------------------------------------------------
31.2 :Section 302 Certification      :Filed herewith
     :- Principal Financial Officer  :
--------------------------------------------------------------------------------
32.1 :Certification Pursuant to 18   :Filed herewith
     :U.S.C. Section 1350 as adopted :
     :pursuant to Section 906 of the :
     :Sarbanes-Oxley Act of 2002     :
--------------------------------------------------------------------------------
32.2 :Certification Pursuant to 18   :Filed herewith
     :U.S.C. Section 1350 as adopted :
     :pursuant to Section 906 of the :
     :Sarbanes-Oxley Act of 2002     :
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TIRE INTERNATIONAL ENVIRONMENTAL
                                       SOLUTIONS INC.

DATE:   August 18, 2011                By:        /S/ ANTONIO CARE
                                       -----------------------------------------
                                       Name:      Antonio Care
                                       Title:     President, Principal Executive
                                                  Officer

DATE:   August 18, 2011                By:        /S/ MARTIN SERGI
                                       -----------------------------------------
                                       Name:      Martin Sergi
                                       Title:     Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer